Form 10-Q
period 1996-06-30
MARATHON FINANCIAL CORP
filed 1996-08-14
CIK 854399

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    Form 10-Q

                Quarterly Report Pursuant of Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                               ------------------

                         For the quarterly period ended:

                                  June 30, 1996

                           Commission File No. 0-18868

                          MARATHON FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Virginia                                      54-1560968
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                      identification no.)

    4095 VALLEY PIKE
  WINCHESTER, VIRGINIA                                    22602
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,                    (540) 869-6600
including area code

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  __X___                       No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class         Number of Shares         Outstanding at

        Common Stock         1,306,303                8/12/96

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The following financial statements are provided at the page numbers indicated.

          Consolidated Statements of Condition as of
          June 30, 1996 and December 31, 1995 . . . . . . . . . . . . 3

          Consolidated Statements of Income for the Three Months and
          the Six Months Ended June 30, 1996 and 1995 . . . . . . . . 4

          Consolidated Statements of Changes in
          Shareholders Equity for the Six
          Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 1996 and 1995 . . . . . . . . 6-7

          Notes to Consolidated Financial Statements . . . . . . . . 8-10

                         MARATHON FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION

                                     as of

                      June 30, 1996 and December 31, 1995

            ASSETS                                             6/30/96      12/31/95
Cash and due from banks                                     $ 3 110 122   $ 2 282 876
Securities (fair value: 1996, $1,692,099 and
  1995, $1,708,102)                                           1 691 345     1 699 472
Federal funds sold                                            3 148 000     1 574 000
Loans, net                                                   31 596 179    28 774 020
Bank premises and equipment, net                              1 327 924     1 288 463
Accrued interest receivable                                     199 174       159 066
Other real estate                                               236 123       236 123
Other assets                                                    301 870        55 999
                                                            ===========   ===========
                                                            $41 610 737   $36 070 019
                                                            ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Deposits:
    Noninterest bearing                                     $ 6 267 152   $ 5 261 411
    Interest bearing                                         31 598 997    27 360 753
                                                            ===========   ===========
          Total deposits                                    $37 866 149   $32 622 164
  Interest expense payable                                       73 100        60 151
  Accounts payable and accrued expenses                         117 873        93 220
  Mortgage payable                                              495 377       507 134
  Capital lease payable                                          95 278       109 600
  Commitments & contingent liabilities                            - -           - -
                                                            -----------   -----------
          Total liabilities                                 $38 647 777   $33 392 269
                                                            ------------  -----------

STOCKHOLDERS' EQUITY

  Preferred stock, Series A, 5% noncumulative,
    no par value; 1,000,000 shares
    authorized; no shares issued
    and outstanding                                         $     - -     $     - -
  Common stock, $1 par value; 20,000,000 shares
    authorized; 1,306,303 shares issued and
    outstanding                                               1 306 303     1 306 303
  Capital surplus                                             5 109 908     5 109 908
  Retained earnings (deficit)                                (3 443 316)   (3 746 878)
  Unrealized gain (loss) on securities
    available for sale                                           (9 935)        8 417
                                                            ============  ============
          Total stockholders' equity                        $ 2 962 960   $ 2 677 750
                                                            ============  ============
                                                            $41 610 737   $36 070 019
                                                            ===========   ===========

           See Accompanying Notes to Consolidated Financial Statements

                         MARATHON FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                                              For the Six Months       For the Quarter
                                                Ended June 30,          Ended June 30,
                                              1996        1995         1996       1995
                                          -----------------------------------------------
Interest income:
  Interest and fees on loans               $1 696 282  $1 283 690  $  874 244  $  669 773
  Interest on securities held for maturity     24 242      26 772       7 892      10 422
  Interest and dividends on securities
     available for sale                        25 426      15 913      20 051       8 621
  Interest on federal funds sold               32 403      16 448      20 278       9 018
                                           ----------  ----------  ----------  ----------
          Total interest income            $1 778 353  $1 342 823  $  922 465  $  697 834
                                           ----------  ----------  ----------  ----------
Interest expense:

  Interest on deposits                     $  717 718  $  541 037  $  373 343  $  295 395
  Interest on mortgage payable                 18 835      19 683       9 363      11 927
  Interest on capital lease obligation          3 712       3 495       1 794       1 359
  Interest on fed funds purchased                 414       1 474         374        -
                                           ----------  ----------  ----------  ----------
          Total interest expense           $  740 679  $  565 689  $  384 874  $  308 681
                                           ----------  ----------  ----------  ----------

          Net interest income              $1 037 674  $  777 134  $  537 591  $  389 153

Provision for loan losses                      72 500      16 000      42 500      16 000

Net interest income after provision        __________  __________  __________  __________
  for loan loss                            $  965 174  $  761 134  $  495 091  $  373 153
                                           ----------  ----------  ----------  ----------

Other income:
  Service charges on deposit accounts      $  149 003  $   75 799  $   82 227  $   44 464
  Commissions and fees                         35 409      20 028      19 014       9 909
  Other                                         9 450       4 951       7 791       3 191
                                           ----------  ----------  ----------  ----------
          Total other income               $  193 862  $  100 778  $  109 032  $   57 564
                                           ----------  ----------  ----------  ----------

Other expenses:

  Salaries and employee benefits           $  408 531  $  324 801  $  205 029  $  150 417
  Net occupancy expense of premises            65 756      54 564      30 566      24 987
  Furniture and equipment                      56 186      39 053      38 672      19 710
  Legal and professional                       25 069      26 258       6 715      11 258
  Marketing                                    32 531      32 100      24 451      11 039
  Stationary and Supplies                      23 894      24 377       7 849      12 588
  Postage                                      24 924      12 640      13 410       4 630
  FDIC assessment                               1 500      27 490         500      13 600
  Other                                       213 017     143 936     109 919      80 155
                                           ----------  ----------  ----------  ----------
          Total other expenses             $  851 408  $  685 219  $  437 111  $  328 384
                                           ----------  ----------  ----------  ----------
          Income before income taxes       $  307 628  $  176 693  $  167 012  $  102 333

  Provision for income taxes               $    4 066  $    - -    $    4 066  $     - -
                                           ----------  ----------  ----------  ----------

          Net income                       $  303 562  $  176 693  $  162 946  $  102 333
                                           ==========  ==========  ==========  ==========

Net income per share                       $      .23  $      .16  $      .12  $      .09
                                           ==========  ==========  ==========  ==========

           See Accompanying Notes to Consolidated Financial Statements

                         MARATHON FINANCIAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                For the Six Months Ended June 30, 1996 and 1995



                                                                  Unrealized
                                                                Gain(Loss) on
                                                                  Securities   Retained
                               Preferred    Common     Capital    Available    Earnings
                                 Stock      Stock      Surplus    for Sale     (Deficit)
Balance, December 31, 1994   $1 003 440  $1 078 601  $4 199 100  $    (8 032) $(4 029 140)
  Net income - Jan-Jun. 1995      - -         - -         - -          - -        176 693
  Change in unrealized gain
  (loss) on securities
  available for sale              - -         - -         - -         12 899        - -
                             ----------  ----------  ----------  -----------   ----------
Balance, June 30, 1995       $1 003 440  $1 078 601  $4 199 100  $     4 867  $(3 852 447)
                             ==========  ==========  ==========  ===========  ===========

Balance, December 31, 1995   $    - -    $1 306 303  $5 109 908  $     8 417  $(3 746 878)
  Net income - Jan-Jun. 1996      - -         - -         - -          - -        303 562
  Change in unrealized gain
    (loss) on securities
    available for sale            - -         - -         - -        (18 352)       - -
                             ----------  ----------  ----------  -----------  -----------
Balance, June 30, 1996       $    - -    $1 306 303  $5 109 908  $    (9 935) $(3 443 316)
                             ==========  ==========  ==========  ===========  ===========


           See Accompanying Notes to Consolidated Financial Statements

                         MARATHON FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Six Months Ended June 30, 1996 and 1995

                                                            1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $   303 562      $  176 693
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Amortization                                           5 451          10 576
      Depreciation                                          56 820          48 223
      Accretion of securities discount, net                 (1 228)         (1 071)
      Provision for loan loss                               72 500          16 000
      Changes in assets and liabilities:
        (Increase) in other assets                        (251 322)        (71 083)
        (Increase) decrease in accrued
          interest receivable                              (40 108)          2 167
        Increase in accounts payable and
          accrued expenses                                  27 862          47 758
        Increase (decrease) in interest
          expense payable                                   12 949         (72 536)
                                                       -----------     -----------
      Net cash provided by
        operating activities                           $   186 486     $   156 727
                                                       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and principal
    payments on securities held to maturity            $   559 340     $     2 300
  Proceeds from maturities and principal payments
    on securities available for sale                       204 087          11 004
  Purchase of Investment Securities                       (299 221)          - -
  Purchase of securities available for sale               (473 203)        (15 900)
  Net (increase) in loans                               (2 894 659)     (4 003,977)
  Purchase of bank premises and equipment                  (96 281)        (50 592)
                                                       -----------     -----------
    Net cash (used in)

      investing activities                             $(2 999 937)    $(4 057 165)
                                                       -----------     -----------

                         MARATHON FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)
                For the Six Months Ended June 30, 1996 and 1995


                                                           1996            1995
                                                           -----          -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW
    accounts, and savings accounts                     $ 1 055 295       $   589 354
  Net increase in certificates of deposits               4 188 690         3 851 348
  Cash paid in lieu of fractional shares                    (3 209)            - -
  Principal payments on mortgage payable                   (11 757)          (10 909)
  Principal payments on capital lease obligations          (14 322)          (11 037)
                                                       -----------       -----------
    Net cash provided by financing activities          $ 5 214 697       $ 4 418 756
                                                       -----------       -----------

  Increase in cash and cash equivalents                $ 2 401 246       $   518 318

CASH AND CASH EQUIVALENTS

                  Beginning                              3 856 876         2 065 496
                                                       -----------         ---------
                  Ending                               $ 6 258 122       $ 2 583 814
                                                       ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
  cash payments for interest                           $   727 730        $  638 225
                                                       ===========        ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES

  Unrealized gain (loss) on securities
    available for sale                                 $   (18 352)       $   12 899
                                                       ===========        ==========


  Equipment acquired under capital lease obligations   $     - -          $   21 395
                                                       ===========        ==========

           See Accompanying Notes to Consolidated Financial Statements

                         MARATHON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the result of operations and cash flows for the six months ended June 30, 1996 and 1995. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1995.

2. The results of operations for the six month period ended June 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

3. Securities held to maturity and available for sale as of June 30, 1996, and December 31, 1995, are:


                                           June 30, 1996         December 31, 1995
                                             Amortized               Amortized
Held to Maturity                                Cost                    Cost
US treasuries & obligations of
   US government corporations &
   agencies                                  $  297 980            $   649 946
Obligations of state and political
   subdivisions                                 251 324                150 000
Corporate securities                             99 885                 99 819
Mortgage backed securities                       16 363                 26 200
                                             ----------             ----------
                                             $  665 552             $  925 965
                                             ==========             ==========


                                                    Fair                    Fair
                                                    Value                  Value
    US treasuries & obligations of
      US government corporations &
      agencies                                  $   293 267              $  647 375
    Obligations of state and political
      subdivisions                                  256 500                 160 590
    Corporate securities                            100 000                 100 000
    Mortgage backed securities                       16 539                  26 630
                                                -----------              ----------
                                                $   666 306              $  934 595
                                                ===========              ==========




                                          June 30, 1996          December 31, 1995
                                             Amortized               Amortized
Available for Sale                             Cost                    Cost
Obligations of US government
  corporations & agencies                    $  595 744              $  447 801
Mortgage backed securities                      137 134                  38 639
Other                                           302 850                 278 650
                                             ----------              ----------
                                             $1 035 728              $  765 090
                                             ==========              ==========

                                                Fair                    Fair
                                                Value                   Value
Obligations of US government
  corporations & agencies                    $  589 061              $  454 437
Mortgage backed securities                      133 882                  40 420
Other                                           302 850                 278 650
                                             ----------              ----------
                                             $1 025 793              $  773 507
                                             ==========              ==========


4.  The consolidated entity's loan portfolio is composed of the following:


                                          June 30, 1996          December 31, 1995
                                          -------------          -----------------
Commercial                                  $15 310 722             $13 315 029
Real estate-mortgage                          5 747 258               6 133 400
Real estate-construction                      4 015 021               3 637 433
Installment loans to individuals              6 986 771               6 081 297
                                            -----------             -----------
                                            $32 059 772             $29 167 159
Less:  allowance for loan losses                463 593                 393 139
                                            -----------             -----------
Loans, net                                  $31 596 179             $28 774 020
                                            ===========             ===========


5.  Allowance for Loan Losses:


                                              June 30, 1996          December 31, 1995
                                              -------------          -----------------
    Balance, beginning                          $   393 139             $   299 203
    Provision charged to
      operating expense                              72 500                 113 419
    Recoveries                                        4 265                  11 185
    Loan losses charged to the allowance             (6 311)                (30 668)
                                                 ----------             -----------
    Balance, ending                              $  463 593             $   393 139
                                                 ==========             ===========

    Nonaccrual loans which were excluded from impaired loan disclosure under FASB 114 amounted to $63,819 on June 30, 1996 and $45,445 on December 31, 1995.

6.  Weighted average shares outstanding computation

    The weighted average number of shares outstanding for the six month periods ended June 30, 1996 and 1995 were 1,306,303 shares and 1,091,000 shares respectively.

Part II.  Other Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Total Assets

            Total assets for the six months ending June 30, 1996, increased $5,540,718 or 15.4% since December 31, 1995. This increase in total assets resulted from a $2,822,159 increase in loans or 9.8%, an increase in federal funds sold of $1,574,000 or 100.0%, and an increase of $827,246 or 36.2% in cash and due from banks. This equates to an increase in earning assets of $4,388,032 or 13.7% in the six months ending June 30, 1996.

         Allowance for Loan Losses

            The allowance for loan losses, as of June 30, 1996, was $463,593. This is an increase of $70,454 or 17.9% since December 31, 1995. This gives the bank a 1.45% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

         Liabilities

            Total deposits for the six months ending June 30, 1996, increased $5,243,985 or 16.1% since December 31, 1995. Noninterest bearing deposits increased by $1,005,741 or 19.1% and interest bearing deposits increased by $4,238,244 or 15.5%.

         Stockholders' Equity

            Total equity has increased by $285,210 or 10.7% since December 31, 1995. The increase was due to a first half profit of $303,562 and an increase in unrealized losses on securities available for sale of $18,352. This gives a primary capital to assets ratio of 7.1%.

         Interest Income

            Interest income totaled $1,778,353 for the six months ending June 30, 1996, $435,530 or 32.4% higher than the six months ending June 30, 1995. This is a direct result of the increase in our earning assets, which increased the interest and fee income.

         Interest Expense

            Total interest expense for the six months ending June 30, 1996 was $740,679, $174,990 or 30.9% higher than the six months ending June 30, 1995. Interest on deposits increased by $176,681 or 32.7% over the same period in 1995. This was the result of an overall increase in deposits. Mortgage interest for the quarter was $18,835, $848 or 4.3% less than the same period in 1995.

         Net Interest Income

            Net interest income for the six months ending June 30, 1996 was $1,037,674, $260,540 or 33.5% higher than the six months ending June 30, 1995. This was the result of an increase in net interest margin.

        Other Income

          Total other income for the six months ending June 30, 1996 was $193,862, $93,084 or 92.4% higher than the same period in 1995. This is a result of our increase in the demand deposit area, which has improved our service charge income.

        Other Expenses

          Total other expenses for the six months ending June 30, 1996 was $851,408, $166,189 or 24.3% higher than the six months ending June 30, 1995. Salary expense increased $83,730 or 25.8%, occupancy expense increased $11,192 or 20.5%, postage expense increased by $12,284 or 97.2%, legal and professional expense decreased $1,189 or 4.5%, over the same period in 1995. The net increase in other expenses is a direct result of having three offices opened for the entire first half of 1996, versus having three offices for only a portion of the first half of 1995. In addition, the overall growth of the bank has contributed to the increase.

        Net Income

          Net income for the six months ending June 30, 1996 was $307,628, compared to $176,693 in the same period in 1995. This is an increase of $130,935 or 74.1% over the same period of 1995.

         Liquidity and Capital Resources

            The liquidity position of the Bank is less than its peer's because of a loan to deposit ratio of 83.4%. Management is maximizing earning assets, which exceed policy guidelines to improve profitability. This policy exception has been approved by Management and the Board of Directors. The core deposits of the bank continue to increase.

                      Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
            None.

Item 2.  Change in Securities.
            None

Item 3.   Defaults upon Senior Securities.
            None

Item 4.   Submission of Matters to a Vote of Security Holders.
            See Attached

Item 5.   Other Information.
            None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                2. Plan of acquisition, reorganization, arrangement, liquidation or succession - N/A

                4. Instruments defining the rights of security holders, including indentures - N/A

               10.  Material contracts - N/A

               11.  Statement re computation of per share earnings - N/A
               15.  Letter re unaudited interim financial information - N/A
               18.  Letter re change in accounting principles - N/A

               19.  Report furnished to security holders - N/A
               22. Published report regarding matters submitted to vote of security holders - N/A
               23.  Consents of experts and counsel - N/A
               24.  Power of attorney - N/A
               99.  Additional Exhibits - None

        (b)   There were no Form 8-K's filed during the quarter

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MARATHON FINANCIAL CORPORATION

                                               /s/ Donald L. Unger
DATE:  June 30, 1996                           ______________________________
                                               DONALD L. UNGER
                                               PRINCIPAL EXECUTIVE OFFICER


                                               /s/ Frederick A. Board
DATE:  June 30, 1996                           _____________________________
                                               FREDERICK A. BOARD
                                               PRINCIPAL FINANCIAL OFFICER

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its 1996 Annual Meeting of Shareholders on May 7, 1996. Of the 1,306,303 shares outstanding, 921,663 shares were either present or received by proxy. At the Annual Meeting, the following matters were acted upon by shareholders.

1. Election of Directors. The following persons were elected as Class I Directors of the Company to serve a three year term, with the votes For and Withheld as indicated:

    DIRECTOR                        FOR                  AGAINST
    Joseph W. Hollis              921,663                   0
    Gerald H. Kidwell             921,663                   0
    Lewis W. Spangler             921,663                   0
    Thomas W. Grove               921,663                   0

2. Ratification of Yount, Hyde and Barbour, PC, as independent auditors for 1996.

    FOR                           AGAINST

    921,663                        NONE

                         MARATHON FINANCIAL CORPORATION
                                4095 VALLEY PIKE
                          WINCHESTER, VIRGINIA  22602

          THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS
               FOR THE MAY 7, 1996 ANNUAL MEETING OF STOCKHOLDERS

    The undersigned acknowledges receipt of the Notice of Annual Meeting of Stockholders and Proxy Statement, dated the 5th day of April, 1996, and revoking all prior proxies, hereby appoints Robert W. Claytor and Clifton L. Good, and either of them as proxies with full power of substitution and hereby authorizes such proxies, and either of them, to represent and to vote, as designated below, all of the shares of Common Stock of Marathon Financial Corporation, held of record by the undersigned on March 31, 1996 at the Annual meeting of Stockholders to be held on May 7, 1996 or at any adjournment thereof.

    The Board of Directors Unanimously Recommends a Vote for Proposal 1.

1.  Election of Directors for the terms specified in the Proxy Statement

    [ ]  FOR ALL NOMINEES LISTED BELOW (except as marked to the contrary below)

    [ ]  WITHHOLD AUTHORITY TO VOTE FOR ALL NOMINEES LISTED BELOW

 Joseph W. Hollis    Gerald H. Kidwell    Lewis W. Spangler    Thomas W. Grove

(Instructions:  To withhold authority to vote for any individual nominee(s), strike a line through that nominee's name.)

2. In their discretion, upon such other matters as may properly come before the meeting.

    This proxy when properly executed will be voted in the manner directed herein by the undersigned stockholder. If no direction is made, this proxy will be noted for Proposal 1.

    PLEASE SIGN exactly as your name appears hereon. When shares are held by joint tenants, only one such person needs to sign. When signing as attorney, executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign in full corporate name by president or other authorized officer. If a partnership, please sign in partnership name by authorized person. Please mark, sign, date and return this proxy promptly using the enclosed envelope.

DATE: _______________________, 1996     _______________________________________
                                                        Signature

[ ]  Will attend meeting.                _______________________________________
                                                        Signature

                         MARATHON FINANCIAL CORPORATION
                                4095 VALLEY PIKE
                          WINCHESTER, VIRGINIA  22602

            PROXY STATEMENT FOR 1996 ANNUAL MEETING OF STOCKHOLDERS

                                  INTRODUCTION

    This Proxy Statement is furnished in connection with the solicitation by the management of Marathon Financial Corporation (hereinafter referred to as the "Corporation"), on behalf of the Board of Directors, of proxies to be voted at the Annual Meeting of Stockholders of the Corporation to be held on May 7, 1996 or any adjournment thereof. The cost of this solicitation will be borne by the Corporation. Brokers will be reimbursed for their reasonable expenses in soliciting proxies from beneficial owners. This proxy statement and the enclosed form of proxy are first being sent to stockholders on or about April 5, 1996.

    All properly executed proxies in the accompanying form received by the Corporation prior to the meeting will be voted at the meeting in accordance with any direction noted thereon. Any proxy may be revoked by delivering to the Corporation a proxy bearing a later date, by giving notice of revocation to the Corporation in writing prior to the Annual Meeting, or by giving the Corporation oral or written notice of the revocation at the Annual Meeting.

                             VOTING AT THE MEETING

    As of March 31, 1996, the record date for the determination of stockholders entitled to notice of and to vote at the meeting (the "Record Date"), there were 1,306,304 shares of Common Stock of the Corporation outstanding. For all matters to be voted on at the Annual Meeting, each share of Common Stock is entitled to one vote. Election of directors will be by plurality vote.

                             ELECTION OF DIRECTORS

    The Corporation's Board of Directors contains eleven individuals. Four individuals are to be elected as directors of the Corporation at the Annual Meeting to serve for a term of three years expiring in June 1999, and seven directors will continue to serve in accordance with their prior election. The four nominees, Joseph W. Hollis, Gerald H. Kidwell, Lewis W. Spangler, and Thomas W. Grove, were last elected by the stockholders in 1993.

    It is the intention of the persons named in the enclosed proxy, unless otherwise instructed by the stockholders, to vote for the nominees named below. If, for any reason at the time of the meeting, any of the nominees becomes unable or is unwilling to serve, the persons named in the enclosed proxy will have discretionary authority to vote for a substitute nominee or nominees. It is not anticipated that any nominee will be unavailable for election.

Nominees

    The following table sets forth certain information as of December 31, 1995 regarding the nominees and continuing directors of the Corporation. Each director serves for a three year term. Unless otherwise indicated, the principal occupation listed for each nominee and continuing director has been his principal occupation for at least the past five years.

                                  Age, principal occupation, and beneficial
                                  ownership of Common Stock (percentage of
Name                              class)  (1)

              Nominees for Class I Directors to serve until 1999:

Joseph W. Hollis                  Mr. Hollis is 42 years old and has served as
                                  a director of the Corporation since 1989 and of the Bank since 1987. He is President of
                                  B. J. Sager (beer distributor) in Winchester,
                                  Virginia.

                                       57,451 shares (4.40%)    (2)

Gerald H. Kidwell                 Mr. Kidwell is 74 years old and has served as
                                  a director of the Corporation since 1989 and of the Bank since 1987. He is a farmer and former budget analyst with the federal government in Washington, D.C.

                                       55,029 shares (4.21%)  (3)

- -------------------------
(1) In calculating the number of shares of Common Stock which are beneficially owned (and thus the percentage of Common Stock beneficially owned), a person has the right to acquire beneficial ownership of Common Stock within sixty (60) days through the exercise of any option, warrant or right, or through the conversion of any security.

(2) Includes 39,276 shares held by, or jointly with, spouses, children or trusts.

(3) Includes 54,020 shares held by, or jointly with, spouses, children or trusts.

                                  Age, principal occupation, and beneficial
                                  ownership of Common Stock (percentage of
Name                              class)  (1)______________________________

Lewis W. Spangler                 Mr. Spangler is 53 years old and has served as
                                  a director of the Corporation since 1989 and of the Bank since 1987. He is Vice President of Jones & Frank Corporation (petroleum equipment sales & distribution) in Winchester, Virginia; and Vice President and Manager of
                                  Oil Equipment Properties (real estate in
                                  Winchester, Virginia).

                                       39,267 shares  (3.01%)   (4)

Thomas W. Grove                   Mr. Grove is 55 years old and has served as
                                  a director of the Corporation since 1993 and of the Bank since 1993. He is President of
                                  T. W. Grove Construction, Inc. in Front
                                  Royal, Virginia.

                                       8,558 shares  (.66%)  (5)

Continuing Directors

                              Class II Directors serving until 1997:

W. Houston Board, III             Mr. Board is 48 years old and has served as
                                  a director of the Corporation since 1989 and of the Bank since 1987. He is President and a Director of B.T.B., Inc. (tire dealer) in Front Royal and Winchester, Virginia.

                                       27,308 shares  (2.09%)

Ralph S. Gregory                  Mr. Gregory is 56 years old and has served as
                                  a director of the Corporation since 1989 and of the Bank since 1987. He is President of Gregory's, Incorporated (commercial contractor) in Stephens City, Virginia.

                                       69,547 shares  (5.32%)  (6)

- -------------------------
(4) Includes 402 shares held by, or jointly with, spouses, children or trusts.

(5) Includes 4,038 shares held by, or jointly with, spouses, children or trusts.

(6) Includes 54,487 shares held by, or jointly with, spouses, children or trusts.

                                  Age, principal occupation, and beneficial
                                  ownership of Common Stock (percentage of
Name                              class)  (1)

George R. Irvin                   Mr. Irvin is 60 years old and has served as a
                                  director of the Corporation since 1989 and of the Bank since 1987. He is retired and the former chairman of Irvin, Incorporated
                                  (wholesale candy and tobacco distributor) in Edinburg, Virginia.

                                       59,470 shares  (4.55%)   (7)


Continuing Directors

                              Class III Directors serving until 1998:

Frank H. Brumback                 Mr. Brumback is 71 years old and has served
                                  as a director of the Corporation since 1989 and of the Bank since 1987. He is Chairman of the Bank and the Corporation; Vice
                                  President of Woodbine Farms, Incorporated
                                  (orchardist) in Winchester, Virginia, and
                                  President of BGW, Incorporated (real estate) in Winchester, Virginia.

                                       35,323 shares  (2.70%)   (8)

Robert W. Claytor                 Mr. Claytor is 48 years old and has served as
                                  a director of the Corporation since 1989 and of the Bank since 1987. He is President and General Manager of H. N. Funkhouser & Company,
                                  (petroleum distributor) in Winchester,
                                  Virginia.

                                       44,679 shares  (3.42%)   (9)





- -------------------------
(7) Includes 7,168 shares held by, or jointly with, spouses, children or trusts.

(8) Includes 16,246 shares held jointly.

(9) Includes 34,869 shares held by, or jointly with, spouses, children or trusts.

                                  Age, principal occupation, and beneficial
                                  ownership of Common Stock (percentage of
Name                              class)  (1)

Clifton L. Good                   Mr. Good is 58 years old and has served as a
                                  director of the Corporation since 1989 and of the Bank since 1987. He is President of Clifton L. Good Realty, Incorporated in
                                  Front Royal, Virginia.

                                       49,363  (3.78%)   (10)

Donald L. Unger                   Mr. Unger is 53 years old and has served as a
                                  director of the Corporation since 1993 and of the Bank since 1993. He has served as President and Chief Financial Officer of The
                                  Marathon Bank and of Marathon Financial
                                  Corporation since April 1992.  From 1981 to
                                  1992, Mr. Unger was chief executive officer and a director of The Peoples Bank of Front
                                  Royal, Front Royal, Virginia.

                                       4,019 shares  (.31%)

Beneficial ownership of Common
Stock by all directors and
executive officers as a group
(11 persons)                           450,014 shares  (34.4%)  (11)

    Unless otherwise indicated in the footnotes, the individuals named above have sole voting and dispositive powers over the shares beneficially owned by them.

               MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

    The Board of Directors held a total of 12 meetings in 1995. Each incumbent director attended at least 75% of the aggregate of the number of meetings of the board and the number of meetings held by all committees on which he served.

- ------------------------

(10) Includes 40,784 shares held by, or jointly with, spouses, children or trusts or Clifton L. Good Realty, Incorporated.

(11) 200,688 shares of Common Stock are reserved for the exercise of the Warrants. However, only 25,152 shares of Common Stock (the number of shares beneficially owned by the Corporation's directors upon exercising of said Warrants have been deemed to be outstanding in calculating the exchange or exercise) have been deemed to be outstanding in calculating the beneficial ownership by all directors and executive officers as a group.

    The Board of Directors of the Bank has standing Audit, Loan, and Personnel Committees; the Board does not have a Compensation Committee.

    The Audit Committee is responsible for receiving the audit and examination reports of the internal accounting staff, the independent public accountants and the banking examiners. The Audit Committee held five meetings in 1995. The present members of the Audit Committee are Messrs. Hollis, Board, Good, and Kidwell.

    The Loan Committee considers new loan applications which are in excess of individual officer limits and monitors (with management) the Bank's loan portfolio. The Loan Committee held 36 meetings in 1995. The present members of the Loan Committee are Messrs. Claytor, Good, Gregory, Brumback, Spangler, Kidwell, Grove, and Unger.

    The Personnel Committee is responsible for supervising, hiring, and setting compensation levels for the Bank's personnel. The Personnel Committee met two times in 1995. The present members of the Personnel Committee are Messrs. Irvin, Claytor, Hollis, Spangler, and Unger.

                             EXECUTIVE COMPENSATION

    The following table presents information concerning the annual and long-term compensation of Donald L. Unger who was, at December 31, 1995, the Corporation's chief executive officer. This table presents compensation for services rendered in all capacities to the Corporation in 1995, 1994, 1993, and 1992.

                           Summary Compensation Table

                             Long Term         Compensation         All Other
                        Annual Compensation       Awards           Compensation
     Name          Year    Salary    Bonus     Stock Options (#)
     (12)

Donald L. Unger    1995   $100,000   $7,000                          $8,000 (13)

Donald L. Unger    1994   $100,000   $    0            0             $8,000 (13)

Donald L. Unger    1993   $100,000   $    0            0             $8,000 (13)

Donald L. Unger    1992   $100,000   $    0           500  (14)         0


- ------------------------
(12) Mr. Unger began his employment with the Corporation and the Bank on April 13, 1992. His salary and bonus have been annualized.

(13) Eight percent of annual salary accrued in lieu of a pension plan, pursuant to Mr. Unger's employment agreement.

(14) These options were granted pursuant to Mr. Unger's employment agreement with the Bank in 1992. No options were awarded to Mr. Unger in 1995.

    The following table presents, for the executive officer listed in the Summary Compensation Table, information regarding (i) his exercise of stock options in 1995 and (ii) the number and value of all his unexercised stock options at December 31, 1995.

    Aggregated Option Exercises in 1995 and December 31, 1995 Option Values

                                Donald L. Unger

Shares Acquired on Exercise (#)                     0
Value Realized upon Exercise ($)                   $0
Number of Unexercised Options at
  December 31, 1995 (#)
  Exercisable/Unexercisable                         500/0
Value of Unexercised in-the-Money
  Options at December 31, 1995 ($)   (15)          $250.00


                EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT
                       AND CHANGE IN CONTROL ARRANGEMENTS

    Pursuant to his employment agreement with the Bank, Donald L. Unger received options to acquire 500 shares of Common Stock, at an exercise price of $5.00 per share. The agreement also provides that Mr. Unger will receive up to 2,500 of additional stock options, at an exercise price of $5.00 per share, contingent upon the Bank's performance. Mr. Unger receives life insurance (2.5 times salary) and health insurance benefits on the same terms as any other Bank employee. Pursuant to his employment agreement, each year he is allocated an additional 8% of his annual salary (unfunded) which accrues interest at the 3 month T-Bill rate until paid at the termination of his employment. If and when the Bank adopts a pension plan, this 8% payment will be reduced upon Mr. Unger's participation in such a plan.

    In the event of a merger or other acquisition of the Corporation or the Bank by another financial institution, Mr. Unger's employment agreement calls for him to receive a one-time payment which is tied to the consideration received by shareholders of up to 2.99 times his salary.

                            DIRECTORS' COMPENSATION

    Directors of the Corporation were paid Director's fees for meetings attended as follows:

                Board of Director's Meetings                   $200
                Loan, Audit and Personal Committee Meetings    $ 25

- ------------------------
(15) Based upon a market value of $5.00 per share which is the highest trade for the fourth quarter of 1995 of which the Corporation has knowledge.

                          TRANSACTIONS WITH MANAGEMENT

    The officers, directors, their immediate families and affiliated companies in which they are stockholders maintain normal relationships with the Bank. Loans made by the Bank are made in the ordinary course of business on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and do not involve more than normal risks of collectibility or present other unfavorable features. The amount of such loans was $1,174,885 at December 31, 1995.

    The Bank also has a land lease with Post Office Plaza partnership of which Donald L. Unger, President and Chief Executive Officer owns 25%. The lease arrangement was approved by the Bureau of Financial Institutions of the SCC and the Federal Reserve Board in regard to establishing a branch at 300 Warren Avenue, Front Royal, Warren County, Virginia. This land lease became effective in July of 1993. The rent paid on the land lease totaled $7,800 for the year 1995.

                                  401(k) PLAN

                      Defined Contribution Retirement Plan

    The Corporation has a defined contribution retirement plan under Code
Section 401(k) of the Internal Revenue Service covering employees who have completed six months of service and who are at least 21 years of age. Contributions made to the plan for the year ended December 31, 1995 was $9,601. No contributions were made for the years ended December 31, 1994 and 1993.

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    Except for those directors of the Corporation indicated herein, the Corporation does not know of any person or entity that is the beneficial owner of more than five percent of any class of the Corporation's voting securities.

                         INDEPENDENT PUBLIC ACCOUNTANTS

    Yount, Hyde & Barbour, P.C. served as the Corporation's independent public accountants in 1995 and has been selected by the Corporation to audit the books and accounts of the Corporation and its subsidiary in 1995. The Corporation does not expect that a representative of Yount, Hyde & Barbour, P.C. will be present at the Annual Meeting. If such representative is present, however, he or she will have an opportunity to make a statement and will be available to respond to appropriate questions.

                             STOCKHOLDER PROPOSALS

    Proposals of stockholders intend to be presented at the next annual meeting must be received by the Corporation no later than January 17, 1997, in order to be considered for inclusion in the Corporation's proxy materials for the 1997 Annual Meeting of Stockholders.

                                 OTHER BUSINESS

    If any other matters come before the meeting, not referred to in the enclosed proxy, including matters incident to the conduct of the meeting, the proxy holders will vote the shares represented by such proxies in accordance with their best judgment. Management is not aware of any other business to come before the meeting as of the date of the preparation of this Proxy Statement.

                                  By order of the Board of Directors

                                  /s/ Donald L. Unger
                                  Donald L. Unger
                                  President and Chief Executive Officer

Winchester, Virginia
April 5, 1996