Form 10-Q
period 1996-09-30
MARATHON FINANCIAL CORP
filed 1996-11-13
CIK 854399

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   Form 10-Q

                Quarterly Report Pursuant of Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                               -------------------

                        For the quarterly period ended:

                               September 30, 1996

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

                         Yes  X                         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class         Number of Shares        Outstanding at
            -----         ----------------        --------------
        Common Stock         1,873,495            November 5, 1996

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The following financial statements are provided at the page numbers indicated.

          Consolidated Statements of Condition as of
          September 30, 1996 and December 31, 1995. . . . . . . . . . 3

          Consolidated Statements of Income for the Three Months and
          the Nine Months Ended September 30, 1996 and 1995 . . . . . 4

          Consolidated Statements of Changes in
          Shareholders Equity for the Nine
          Months Ended September 30, 1996 and 1995. . . . . . . . . . 5

          Consolidated Statements of Cash Flows for
          the Nine Months Ended September 30, 1996 and 1995 . . . . . 6-7

          Notes to Consolidated Financial Statements . . . . . . . .  8-10


                         MARATHON FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION

                                     as of

                    September 30, 1996 and December 31, 1995

ASSETS                                                        9/30/96       12/31/95
                                                            -----------   -----------
Cash and due from banks                                     $ 5 871 006   $ 2 282 876
Securities (fair value: 1996, $2,040,488 and
  1995, $1,708,102)                                           2 038 790     1 699 472
Federal funds sold                                            1 727 000     1 574 000
Loans, net                                                   35 208 897    28 774 020
Bank premises and equipment, net                              1 355 750     1 288 463
Accrued interest receivable                                     211 110       159 066
Other real estate                                               236 123       236 123
Other assets                                                     59 469        55 999
                                                            -----------   -----------
                                                            $46 708 145   $36 070 019
                                                            ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Deposits:
    Noninterest bearing                                     $ 5 972 902   $ 5 261 411
    Interest bearing                                         34 163 973    27 360 753
                                                            -----------   -----------
          Total deposits                                    $40 136 875   $32 622 164
  Interest expense payable                                       82 313        60 151
  Accounts payable and accrued expenses                         124 176        93 220
  Mortgage payable                                              489 334       507 134
  Capital lease payable                                          87 927       109 600
  Commitments & contingent liabilities                            - -           - -
                                                            -----------   -----------
          Total liabilities                                 $40 920 925   $33 392 269
                                                            -----------   -----------

STOCKHOLDERS' EQUITY
  Common stock, $1 par value; 20,000,000 shares
    authorized; 1,873,495 shares issued and
    outstanding                                               1 873 495     1 306 303
  Capital surplus                                             7 167 987     5 109 908
  Retained earnings (deficit)                                (3 247 195)   (3 746 878)
  Unrealized gain (loss) on securities available for sale        (7 067)        8 417
                                                            -----------   -----------
          Total stockholders' equity                         $5 787 220    $2 677 750
                                                            -----------   -----------
                                                            $46 708 145   $36 070 019
                                                            ===========   ===========

          See Accompanying Notes to Consolidated Financial Statements

                         MARATHON FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                    For the Nine Months                 For the Quarter
                                                     Ended September 30,               Ended September 30,
                                                    1996             1995             1996            1995
                                                 ----------       ----------       ----------     ----------
Interest income:
  Interest and fees on loans                     $2 613 438       $2 045 895       $  917 156     $  745 428
  Interest on securities held for maturity           36 710           41 940           12 468         15 168
  Interest and dividends on securities
     available for sale                              41 276           26 214           15 850         10 301
  Interest on federal funds sold                     77 736           39 977           45 333         23 529
                                                 ----------       ----------       ----------     ----------
          Total interest income                  $2 769 160       $2 154 026         $990 807       $794 426
                                                 ----------       ----------       ----------     ----------
Interest expense:
  Interest on deposits                           $1 138 115       $  863 672       $  420 397     $  322 635
  Interest on mortgage payable                       28 086           35 245            9 251         12 067
  Interest on capital lease obligation                5 379            - -              1 667          - -
  Interest on fed funds purchased                       414            1 474             - -           - -
                                                 ----------       ----------       ----------     ----------
          Total interest expense                 $1 171 994         $900 391         $431 315       $334 702
                                                 ----------       ----------       ----------     ----------
          Net interest income                    $1 597 166       $1 253 635       $  559 492     $  459 724

Provision for loan losses                           100 000           58 500           27 500         42 500

Net interest income after provision
  for loan loss                                  $1 497 166       $1 195 135         $531 992       $417 224
                                                 ----------       ----------       ----------     ----------

Other income:
  Service charges on deposit accounts            $  223 383       $  121 506       $   74 380     $   45 707
  Commissions and fees                               50 403            4 402           14 994          1 151
  Other                                              11 601           10 070            2 151          5 119
                                                 ----------       ----------       ----------     ----------
          Total other income                       $285 387         $135 978          $91 525        $51 977
                                                 ----------       ----------       ----------     ----------

Other expenses:
  Salaries and employee benefits                 $  631 469       $  489 176       $  222 938     $  164 375
  Net occupancy expense of premises                  90 514           83 153           24 758         28 589
  Furniture and equipment                            84 219           51 791           28 033         12 738
  Legal and professional                             31 622           35 512            6 553          9 254
  Marketing                                          48 032           40 912           15 501          8 812
  Stationary and Supplies                            35 792           36 495           11 898         21 823
  Postage                                            35 911           20 552           10 987          7 912
  FDIC assessment                                     1 500           38 731            - -           11 241
  Other                                             319 744          236 181          106 727         82 540
                                                 ----------       ----------       ----------     ----------
          Total other expenses                   $1 278 803       $1 032 503         $427 395       $347 284
                                                 ----------       ----------       ----------     ----------
          Income before income taxes             $  503 750       $  298 610       $  196 122     $  121 917

  Provision for income taxes                     $    4 067       $    - -         $    - -       $    - -
                                                 ----------       ----------       ----------     ----------
          Net income                             $  499 683       $  298 610       $  196 122     $  121 917
                                                 ==========       ==========       ==========     ==========


Net income per share                             $      .38       $      .23       $      .15     $      .09
                                                 ==========       ==========       ==========     ==========

          See Accompanying Notes to Consolidated Financial Statements

                         MARATHON FINANCIAL CORPORATION

            STATEMENTS OF CHANGES IN CHANGES IN STOCKHOLDERS' EQUITY

             For the Nine Months Ended September 30, 1996 and 1995


                                                                  Unrealized
                                                                Gain(Loss) on
                                                                  Securities   Retained
                               Preferred    Common     Capital    Available    Earnings
                                 Stock       Stock     Surplus     for Sale    (Deficit)
                             ----------  ----------  ----------  -----------  -----------
Balance, December 31, 1994   $1 003 440  $1 078 601  $4 199 100  $    (8 032) $(4 029 140)
  Net income-Jan-Sept,1995        - -         - -         - -          - -        298 610
  Issuance of common stock
    (15,045 shares)               - -        15 045      60 180        - -        (75 225)
  Conversion of preferred
    to common shares
    (200,688 shares)         (1 003 440)    200 688     802 752        - -          - -
  Unrealized gain (loss) on
    securities available
    for sale                      - -         - -         - -         12 645        - -
                             ----------  ----------  ----------  -----------  -----------
Balance, Sept. 30, 1995      $    - -    $1 294 334  $5 062 032  $     4 613  $(3 805 755)
                             ==========  ==========  ==========  ===========  ===========

Balance, December 31, 1995   $    - -    $1 306 303  $5 109 908  $     8 417  $(3 746 878)
  Net income-Jan-Sept,1996        - -         - -         - -          - -        499 683
  Sale of common stock
    (567,192 shares), net of
      issuance cost,           $210,689     567 192   2 058 079        - -          - -
  Unrealized gain (loss) on
    securities available
   for sale                       - -         - -         - -        (15 484)       - -
                             ----------  ----------  ----------  -----------  -----------
Balance, Sept. 30, 1996      $    - -    $1 873 495  $7 167 987  $    (7 067) $(3 247 195)
                             ==========  ==========  ==========  ===========  ===========

          See Accompanying Notes to Consolidated Financial Statements

                         MARATHON FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CSAH FLOWS

             For the Nine Months Ended September 30, 1996 and 1995

                                                           1996            1995
                                                       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $   499 683      $  298 610
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Amortization                                          30 702          32 253
      Depreciation                                          62 577          49 767
      Provision for loan loss                              100 000          58 500
      Net discount accretion on securities                  (2 246)         (1 923)
      Changes in assets and liabilities:
        (Increase) in other assets                         (34 172)        (12 282)
        (Increase) decrease in accrued
          interest receivables                             (52 044)         12 710
        Increase in accounts payable and
          accrued expenses                                  31 256          32 955
        Increase (decrease) in interest
          expense payable                                   22 162         (80 112)
                                                       -----------     -----------
      Net cash provided by
        operating activities                              $657 918        $390 478
                                                       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from return of principal on CMOs
    held to maturity                                   $   209 966     $    16 410
  Purchase of securities held to maturity                    - -             - -
  Proceeds from return of principal on CMOs
    available for sale                                     559 340           3 908
  Purchase of securities available for sale             (1 121 862)        (15 900)
  Proceeds from maturity of securities
    available for sale
  Net (increase) in loans                               (6 534 877)     (5 893 928)
  Purchase of bank premises and equipment                 (129 864)        (51 890)
                                                       -----------     -----------
    Net cash (used in)
      investing activities                             $(7 017 297)    $(5 941 400)

                         MARATHON FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CSAH FLOWS
                                  (Continued)
             For the Nine Months Ended September 30, 1996 and 1995

                                                          1996             1995
                                                       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits, NOW
    accounts, and savings accounts                     $   711 491       $ 1 688 954
  Net increase in certificates of deposits               6 803 220         5 565 950
  Principal payments on notes payable                      (17 802)          (16 519)
  Principal payments on computer lease payable             (21 671)          (17 227)
  Net proceeds from issuance of common stock             2 625 271             - -
                                                       -----------       -----------
    Net cash provided by financing activities          $10 100 509       $ 7 221 158

  Increase in cash and cash equivalents                $ 3 741 130       $ 1 670 236

CASH AND CASH EQUIVALENTS
                  Beginning                              3 856 876         2 065 496
                                                       -----------       -----------
                  Ending                               $ 7 598 006       $ 3 735 732
                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
  cash payments for interest                           $ 1 149 832        $  980 503
                                                       ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  Issuance of common stock                             $     - -          $   75 225
                                                       ===========       ===========

  Capital lease obligations incurred for
    use of equipment                                   $     - -          $   21 395
                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
ACTIVITIES

  Unrealized gain (loss) on securities
    available for sale                                 $  (15 484)        $   12 645
                                                       ===========       ===========

  Other real estate acquired in settlement of loan     $     - -          $  282 898
                                                       ===========       ===========

             See Accompanying Notes to Consolidated Financial Statements

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the result of operations and cash flows for the nine months ended September 30, 1996 and 1995. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1995.

2. The results of operations for the nine month period ended September 30, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

3. Securities held to maturity and available for sale as of September 30, 1996, and December 31, 1995, are:

                                       September 30, 1996      December 31, 1995
                                           Amortized               Amortized
Held to Maturity                            Cost                     Cost
                                         ----------              -----------
US treasuries & obligations of
   US government corporations &
   agencies                              $  298 087              $   649 946
Obligations of state and political
   subdivisions                             251 276                  150 000
Corporate securities                         99 918                   99 819
Mortgage backed securities                   11 762                   26 200
                                         ----------              -----------
                                         $  661 043               $  925 965
                                         ==========              ===========


                                             Fair                    Fair
                                            Value                   Value
                                         ----------              -----------
US treasuries & obligations of
  US government corporations &
  agencies                              $   294 769              $  647 375
Obligations of state and political
  subdivisions                              256 116                 160 590
Corporate securities                        100 000                 100 000
Mortgage backed securities                   11 856                  26 630
                                         ----------              -----------
                                        $   662 741              $  934 595
                                        ===========              ==========

                                        September 30, 1996     December 31, 1995
                                             Amortized             Amortized
Available for Sale                             Cost                  Cost
                                             ----------           -----------
US treasury securities & obligations
  of US government corporation &
  agencies                                   $1 081 823              447 801
Other                                           302 991              317 289
                                             ----------          -----------
                                             $1 384 814           $  765 090
                                             ==========           ==========


                                               Fair                 Fair
                                               Value                Value
                                             ----------          -----------
US treasury securities & obligations
  of US government corporations &
  agencies                                   $1 074 756              454 437
Other                                           302 991              319 070
                                             ----------          -----------
                                             $1 377 747           $  773 507
                                             ==========           ==========



4.  The consolidated entity's loan portfolio is composed of the following:

                                          September 30, 1996   December 31, 1995
                                            -----------           -----------
Commercial                                  $17 223 435           $13 315 029
Real estate-mortgage                          6 149 785             6 133 400
Real estate-construction                      4 965 423             3 637 433
Installment loans to individuals              7 358 287             6 081 297
                                            -----------           -----------
                                            $35 696 930           $29 167 159
Less:  allowance for loan losses                488 033               393 139
                                            -----------           -----------
Loans, net                                  $35 208 897           $28 774 020
                                            ===========           ===========

5.  Allowance for Loan Losses:

                                          September 30, 1996   December 31, 1995
                                            -----------           -----------
    Balance, beginning                      $   393 139           $   299 203
    Provision charged to
      operating expense                         100 000               113 419
    Recoveries                                    4 314                11 185
    Loan losses charged to the allowance         (9 420)              (30 668)
                                            -----------           -----------
    Balance, ending                          $  488 033           $   393 139
                                            ===========           ===========

6.  Weighted average shares outstanding computation

The weighted average number of shares outstanding for the nine-month periods ended September 30, 1996 and 1995 were 1,308,373 shares and 1,150,512 shares respectively.

Nonaccrual loans which were excluded from impaired loan disclosure under FASB 114 amounted to 108,855 on September 30, 1996 and $45,445 on December 31, 1995.

7.  Changes in Stockholders' Equity

The bank initiated a stock offering in September of 1996. The issue was fully subscribed as of September 30, 1996 with a total of 56,192 shares sold at $5.00 per share. The proceeds increased stockholder's equity by $2,625,271 net of issuance costs of $210,689. As of September 30, 1996, the proceeds were being held in an escrow account by the underwriter and were not subject to being returned to the investors; therefore, the bank has recognized the transaction by increasing common stock and capital surplus.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Total Assets

Total assets for the nine months ending September 30, 1996, increase $10,638,126 or 29.5% since December 31, 1995. This increase in total assets resulted from $3,588,130 increase in cash and due from banks or 157.2%, an increase in federal funds of $153,000 or 9.7%, an increase in net loans of $6,434,877 or 22.4% and $339,318 in securities or 20.0%. This equates to an increase in earning assets of $6,927,195 or 21.6% for the nine months ending September 30, 1996.


Allowance for Loan Losses

The allowance for loan losses, as of September 30, 1996, was $488,033. This gives the bank a 1.37% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

Total deposits for the nine months ending September 30, 1996, increased $7,514,711 or 23.0% since December 31, 1995. Noninterest bearing deposits increased by $711,491 or 13.5% and interest bearing deposits increased by $6,803,220 or 24.9%.


Stockholders' Equity

Total equity has increased by $3,109,470 or 116.1% since December 31, 1995. The increase was due to a year to date earnings of $500,719 and an increase from the sale of a stock offering.

Interest Income

Interest income totaled $2,769,160 for nine months ending September 30, 1996, $615,134 or 28.6% higher than the nine months ending September 30, 1995. Interest income for the quarter ending September 30, 1996 totaled $990,807, or $196,381 or 24.7% higher than the same quarter in 1995. This was a direct result of the increase in earning assets, which increased the interest and fee income.

Interest Expense

Total interest expense for the nine months ending September 30, 1996, was $1,171,994, $271,603 or 30.2% higher than the nine months ending September 30, 1995. Total interest expense for the quarter ending September 30, 1996, was $431,315, $96,613 or 28.9% higher for the same quarter in 1995. This was a direct result of the increase in interest bearing deposits. Mortgage interest for the quarter was $9,251, $2,816 or 23.3% less than the same period in 1995.


Net Interest Income

Net interest income for the nine months ending September 30, 1996 was $1,597,166, $343,531 or 27.4% higher than the nine months ending September 30, 1995. Net interest income for the quarter ending September 30, 1996, totaled $559,492, $99,768 or 21.7% higher than the same quarter in 1995.


Provision for Loan Losses

During the nine months ending September 30, 1996, $100,000 was placed into allowance for loan losses compared to $58,500 for the same period in 1995. The amount expensed was necessary due to the increase in the loan portfolio.

Other Income

Total other income for the nine months ending September 30, 1996 was $291,387, $155,409 or 114.3% higher than the same period in 1995. This was due to an increase in service charges of $101,877 and a $46,001 increase in commissions and fees.


Other Expense

Total other expenses for the nine months ending September 30, 1996 was $1,278,803, $246,300 or 23.9% higher than the nine months ending September 30, 1995. This was a result of an increase in salaries expense of $142,293, net occupancy expense of $7,361, furniture and equipment expense of $32,428, other expense of $109,508.


Net Income

Net income for the nine months ending September 30, 1996 was $499,684, $201,074 or 67.3% higher than the nine months ending September 30, 1995. Net income for the quarter ending September 30, 1996 totaled $196,122 or $47,205 or 60.9% higher than the same quarter in 1995.


Liquidity

The liquidity position of the bank is less than its peers because of a loan to deposit ratio of 87.7%. Management is maximizing earning assets, which exceed policy guidelines to improve profitability. This policy exception has been approved by management and the Board of Directors. The core deposits of the bank continue to increase.


Capital Resources

The bank's capital on September 30, 1996 was  $5,787,220,  $3,109,470 or 116.12%
increase since December 31, 1995. This gives the bank adequate capital. The bank has demonstrated its ability to provide necessary capital, both through earnings and a common stock offering. The bank initiated the stock offering in September of 1996. The issue was fully subscribed as of September 30, 1996 with a total of 567,192 shares sold at $5.00 per share. The proceeds increased stockholders' equity by $2,625,271 net of issuance costs of $210,689. As of September 30, 1996, the proceeds were being held in an escrow account by the underwriter and were not subject to being returned to the investors; therefore, the bank has recognized the transaction by increasing common stock and capital surplus.

                          Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

         None


Item 2.  Change in Securities.

         None


Item 3.  Defaults upon Senior Securities.

         None


Item 4.  Submission of Matters to a Vote of Security Holders.

         None


Item 5.  Other Information.

         None


Item 6.  Exhibits and Reports on Form 8K.

         (a)  Exhibit 2 Plan of acquisition, reorganization,
              arrangement, liquidation or succession            N/A

              Exhibit 4 Instruments defining the rights of
              security holders, including indentures            N/A

              Exhibit 10 Material contracts                     N/A

              Exhibit 11 Statements re:  computation of
              earnings per share                                N/A

              Exhibit 15 Letter re: unaudited interim
              financial information                             N/A

              Exhibit 18 Letter re: change in accounting
              principles                                        N/A

              Exhibit 19 Report furnished to security
              holders                                           N/A

              Exhibit 22 Published report regarding matters
              submitted to vote of security holders             N/A

              Exhibit 23 Consents of experts and counsel        N/A

              Exhibit 24 Power of attorney                      N/A

              Exhibit 27 Financial Data Schedule                N/A

              Exhibit 99 Additional exhibits                    N/A


         (b)  No filings were made on Form 8K for the period

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MARATHON FINANCIAL CORPORATION



DATE:  September 30, 1996               /s/ DONALD L. UNGER
                                        ---------------------------
                                        DONALD L. UNGER
                                        PRINCIPAL EXECUTIVE OFFICER



DATE:  September 30, 1996               /s/ DONALD L. UNGER
                                        ---------------------------
                                        DONALD L. UNGER
                                        PRINCIPAL FINANCIAL OFFICER