Form 10-K
period 1996-12-31
MARATHON FINANCIAL CORP
filed 1997-03-31
CIK 854399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 1996

                                       or

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transitions periods from __________________ to __________________

Commission file number:         0-18868

                         Marathon Financial Corporation
                 (Name of small business issuer in its charter)

           Virginia                                    54-1560968
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

                  4095 Valley Pike, Winchester, Virginia 22602
               (Address of principal executive offices) (zip code)

Issuer's telephone number, including area code     (540) 869-6600


Securities registered under Section 12(b) of the Act:  Not Applicable

                Securities registered under section 12(g) of the xchange Act
                     Common stock, Par Value 1.00 per share
                                (Title of class)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              [X] Yes       [   ] No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     Total revenues for the year ended December 31, 1996 were $4,219,605.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $10,249,223 as of March 15, 1997. The aggregate market value was computed by using a market price of $5.50 per share.

     As of March 15, 1997, the number of shares outstanding of the registrant's common stock was 1,863,495.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders ("1997 Proxy Statement") are incorporated by reference in Part III of this Form 10-KSB.

     In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Corporation's actual results to differ materially from those anticipated in these forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

                                     Part I

Item 1.   Description of Business

General

     Marathon Financial Corporation ("the Corporation") is a bank holding company that was incorporated under the laws of the Commonwealth of Virginia in June 1989. The Corporation owns all of the outstanding stock of its sole subsidiary, The Marathon Bank ("the Bank"), which was incorporated in August 1987 and acquired by the Corporation in October 1990, in accordance with the Plan of Exchange approved by the shareholders of the Bank in June 1990. The Corporation is headquartered in Frederick County, Virginia, operating in the Bank's offices in the Marathon Financial Center, 4095 Valley Pike, Winchester, Virginia. On August 12, 1993, The Marathon Bank opened a branch location at 300 Warren Avenue, Post Office Plaza, Front Royal in Warren County, Virginia. On February 13, 1995, The Marathon Bank opened a branch located at 1041 Berryville Avenue, Winchester, Virginia. The Corporation is a holding company for the Bank and is not directly engaged in the operation of any other business.

     The Bank, which is chartered under the laws of the Commonwealth of Virginia, conducts a general banking business through its offices. The Bank's deposits are insured under the Federal Deposit Insurance Act and the Bank is a member of the Federal Reserve System. As of December 31, 1996, the Bank employed 34 persons on a full-time basis.

     The Bank is engaged in the business of offering banking services to the general public. It offers checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile, and other installment and term loans. It also offers travelers checks, safe deposit, collection, notary public and other customary bank services (other than trust services) to its customers. The three principal types of loans made by the Bank are: (1) commercial and industrial loans; (2) real estate loans; and (3) loans to individuals for household, family, and other consumer expenditures. The Bank's premises include drive-up facilities.

     The banking business in the area served by the Bank (the counties of Frederick, Clarke, Shenandoah, and Warren, Virginia) is highly competitive with respect to both loans and deposits. In the Bank's primary service area, there are approximately six commercial banks (including three large, Virginia-wide banks with multiple offices) offering services ranging from deposits and real estate loans to full service banking. The Bank is the newest and smallest commercial bank in its service area. Certain of these institutions have higher lending limits than the Bank and may provide various services for their customers that are not offered by the Bank. In addition, there can be no assurance that other financial institutions, with substantially greater resources than the Corporation and the Bank, will not establish operations in the Bank's service area.

Recent Developments

     In June of 1996, the Bank moved into permanent quarters at 300 Warren Avenue, Post Office Plaza, Front Royal, Warren County, Virginia. The Bank also applied to the State Corporation Commission for permission to open new branches in the 1000 Block of South Main Street, Woodstock, Virginia and at 1447 North Frederick Pike, Winchester, Virginia. The opening of these two branches, which is anticipated to occur in early 1997, will enable the Bank to better serve customers' needs within its trade area.

     On September 26, 1996, the Corporation completed a public stock offering which increased the Corporation's capital by $2.5 million. In the offering, 567,192 shares of the Corporation's common stock were sold at $5.00 per share. The stock is now listed on the NASDAQ Small Cap Market under the symbol MFCV.

Supervision and Regulation

     The Corporation is a registered bank holding company subject to regulation and examination by the Federal Reserve under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act.") It is required to file with the Federal Reserve periodic reports and any additional information that it may require under the Bank Holding Company Act. The Bank Holding Company Act also requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring substantially all of the assets of or direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned. The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these provisions is for acquiring shares of a company engaged in activities found by the Federal Reserve to be so closely related to banking or managing banks as to be a proper incident thereto.

     The Bank, a state member bank of the Federal Reserve, is subject to supervision, regulation, and examination by the Federal Reserve, the Virginia State Corporation Commission and the Federal Deposit Insurance Corporation (the "FDIC"). Deposits, reserves, investment, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and consolidations, changes in control, electronic funds transfer, management practices, and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities.

Statistical Information

     The  following  statistical   information  is  furnished  pursuant  to  the
requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

                                                     INDEX                                                     Page

Table 1          Consolidated Financial Data                                                                      3
Table 2          Average Balance Sheets, Net Interest Income and Rates                                      4 and 5
Table 3          Changes in Net Interest Income Attributable to Rate and Volume                                   6
Table 4          Types of Investment Securities                                                                   7
Table 5          Securities Maturity Analysis                                                                     8
Table 6          Composition of the Loan Portfolio                                                                9
Table 7          Maturity Schedule of Selected Loans                                                             10
Table 8          Summary of Risk Elements                                                                        11
Table 9          Summary of Loan Loss Experience                                                                 12
Table 10         Allocation of the Reserve for Loan Losses                                                       13
Table 11         Deposits and Rates                                                                              14
Table 12         Maturities of CDs in Excess of $100,000                                                         15
Table 13         Analysis of Liquid Assets                                                                       16
Table 14         Minimum Capital Requirements                                                                    17
Table 15         Financial Ratios                                                                                18
Table 16         Short-Term Borrowings                                                                           19
Table 17         Interest Sensitivity Analysis                                                                   20

                      Table 1 - Consolidated Financial Data


     The following selected consolidated financial data is based upon the Corporation's audited financial statements and related notes and should be read in conjunction with such financial statements and notes.

                                                                             For the Years Ended December 31,
                                                              1996          1995          1994          1993           1992
                                                         -----------    ----------    ----------    ----------     --------
At Period End:                                                          (in thousands except per share data)
  Loans--net of unearned income
    and allowance for loan losses                         $   37 409    $   28 774    $   22 618     $   18 149    $  10 828
  Allowance for loan losses                                      503           393           299            225          196
  Total assets                                                47 287        36 070        27 682         22 379       16 111
  Deposits                                                    40 725        32 622        24 604         19 606       13 678
  Stockholders' equity                                         5 890         2 678         2 244          1 934        1 497

Income Summary
  Interest income                                              3 789         2 940         2 251         1 625          1 361
  Interest expense                                             1 614         1 252           849           717            768
                                                         -----------    ----------    ----------    ----------     ----------
    Net interest income                                  $     2 175    $    1 688    $    1 402    $      908     $      593
  Provision for (recovery of)
    loan losses                                                  165           113           151            12            (88)
                                                         -----------    ----------    ----------    ----------     ----------

  Net interest income after
    provision for (recovery of)
    loan losses                                          $     2 010    $    1 575    $    1 251    $      896     $      681
Other income                                                     430           281           242            93            111
Other expenses                                                 1 746         1 435         1 175           909          1 266
                                                         -----------    ----------    ----------    ----------     ----------
Income (loss) before income taxes                            $   694       $   421       $   318       $    80     $     (474)
Income taxes (benefits)                                         (145)          - -           - -           - -            - -
                                                         -----------    ----------    ----------    ----------     ----------

  Net income (loss)                                      $       839    $      421    $      318    $       80     $     (474)
                                                         ===========    ==========    ==========    ==========     ==========

Per Share Data:  *
Book value at period ended                               $      3.16    $     2.05    $     1.75    $     1.52     $     1.25
Net income (loss)                                                .58           .35           .30           .08           (.40)
Cash dividends declared                                      111 810           - -           - -           - -            - -
Average common shares outstanding                          1 445 601     1 205 443     1 082 615     1 055 466        743 298

* Changed to reflect stock dividend in 1996.

         Table 2 - Average Balance Sheets, Net Interest Income and Rates


     Table 2 illustrates average balances of total earning assets and total interest-bearing liabilities for 1996 and 1995 and shows the average distribution of assets, liabilities, stockholder's equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purpose of this table and other statistical disclosures were calculated by using the daily average balances.

                                              December 31, 1996                        December 31, 1995
                              --------------------------------------------------------------------------------------
                                  Average           Earnings/      Yield/     Average          Earnings/     Yield/
    Assets                       Balances  (1)       Expense        Rate     Balances  (2)     Expense       Rate
    ------                       --------  ---       -------        ----     --------  ---     -------       ----
Interest Earning
  Assets:
    Loans, net of un-
      earned discounts (3)  $    33 282 661        $3 554 808      10.7%   $    26 363 947    $2 786 074     10.6%
    Securities                    2 092 113           131 013       6.3%         1 496 693        87 407      5.8%

    Federal funds sold            1 951 410           103 606       5.3%         1 179 068        66 829      5.7%
                            ---------------        ----------      ----     --------------    ----------     ----


Total interest-
  bearing assets            $    37 326 184        $3 789 427      10.2%    $   29 039 708    $2 940 310     10.1%
                            ---------------        ----------      ----     --------------    ----------     ----

Non-Interest Earning
  Assets:
    Cash and due from
      banks                       2 643 922                                      1 699 438
    Bank premises and
      equipment                   1 411 295                                      1 268 132
    Intangible assets                   - -                                            - -
    Other assets                    585 713                                        406 041
    Allowance for loan
      losses                       (452 202)                                      (323 541)
                                -----------                                ---------------

Total assets                 $   41 514 912                                 $   32 089 778
                             ==============                                 ==============





                                              December 31, 1996                        December 31, 1995
                              --------------------------------------------------------------------------------------
                                  Average           Earnings/      Yield/     Average          Earnings/     Yield/
    Liabilities and              Balances  (1)       Expense        Rate     Balances  (2)     Expense       Rate
     Shareholders' Equity        --------  ---       -------        ----     --------  ---     -------       ----
    ---------------------
Liabilities:
  Interest-bearing
    deposits                 $   31 654 328    $    1 566 223       4.9%    $  24 757 495   $  1 203 143      4.9%

Federal funds
  purchased                           5 361               155       2.9%           24 984          1 536      6.1%
Note payable                        473 195            48 275      10.2%          628 588         47 559      7.6%
                            ---------------    --------------      ----     -------------   ------------     ----

Total interest-
  bearing liabilities        $   32 132 884    $    1 614 653       5.0%    $  25 411 067   $  1 252 238      4.9%
                                               --------------                               ------------

Non-Interest-Bearing
  Liabilities:
    Demand deposits               5 588 802                                     4 033 534
    Other liabilities               174 211                                       165 081
                             --------------                                  ------------
Total liabilities            $   37 895 897                                  $ 29 609 682
Stockholders'
    equity                        3 619 015                                     2 480 096
                             --------------                                  ------------

Total liabilities and
  stockholders'
  equity                     $   41 514 912                                  $ 32 089 778
                             ==============                                  ============

Net Interest Earnings                          $    2 174 774                                $ 1 688 072
                                               ==============                                ===========

Net Interest Yield
  on Earningss Assets                                               5.8%                                       5.8%
                                                                   ====                                       ====


(1)              Average balances are calculated using daily balances for each category in 1996.

(2)              Average balances are calculated using month end balances for each category in 1995.

(3)              Non-accrual loans are included in the average balance of this category.



     Table 3 - Changes in Net Interest Income Attributable to Rate & Volume


                                                             December 31,                                        December 31,
                                                             1996 vs. 1995                                       1995 vs. 1994
                          ----------------------------------------------------------------- ----------------------------------
                                                             Due to Change In                                    Due to Change In
                             Volume             Rate            Total             Volume            Rate             Total

Loans                     $   742 058      $     26 676      $   768 734      $    554 742      $   107 451      $    662 193
Securities                     35 840             7 766           43 606            (1 152)         (13 167)          (14 319)
Federal funds sold             41 190            (4 413)          36 777            21 771           19 417            41 188
                          -----------      ------------      -----------      ------------      -----------      ------------

Total interest earned
  on interest bearing
  assets                  $   819 088      $     30 029      $   849 117      $    575 361      $   113 701      $    689 062
                          -----------      ------------      -----------      ------------      -----------      ------------

Interest-bearing
  deposits                $   363 080      $        - -      $   363 080      $    234 786      $   166 743       $   401 529
Federal funds
  purchased                      (828)             (553)          (1 381)           (4 173)           1 776            (2 397)
Notes payable                  (1 865)            2 581              716             3 638              555             4 193
                          -----------      ------------      -----------      ------------      -----------      ------------

Total interest paid
  on interest-bearing
  liabilities             $   360 387      $      2 028      $   362 415      $    234 251      $   169 074       $   403 325
                          -----------      ------------      -----------      ------------      -----------      ------------

Net interest income       $   458 701      $     28 001      $   486 702      $    341 110      $   (55 373)      $   285 737
                          ===========      ============      ===========      ============      ============      ===========

                                     Table 4 - Types of Investment Securities


     Table 4 summarizes the book value of securities for the two years ending December 31, 1996 and 1995.


              Table 4 - Book Value of Securities Available for Sale


                                                 For the Years Ended
                                                    December 31,
                                              1996               1995
                                         --------------     --------------

U.S. government agencies
  and corporation                        $    1 343 663     $      447 801
Obligations of state &
  political subdivisions                            - -                - -
Other securities                                332 780            317 289
                                         --------------     --------------
                                         $    1 679 443     $      765 090
                                         ==============     ==============


               Table 4 - Book Value of Securities Held to Maturity

                                                   For the Years Ended
                                                        December 31,
                                                  1996               1995
                                             --------------     --------------

U.S. government agencies
  and corporations                           $    1 292 094     $      649 946
Obligations of state &
  political subdivisions                            251 227            150 000
Other securities                                    107 938            126 019
                                             --------------     --------------
                                             $    1 651 259     $      925 965
                                             ==============     ==============

     At December 31, 1996, the securities book value was $3,330,702 and the market value was $3,337,690, compared to December 31, 1995 values of $1,691,055 and $1,708,102, respectively. As of December 31, 1996, there were no obligations by any one issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. Agencies and Corporations, which in the aggregate exceeded 10% of stockholders' equity.

                     Table 5 - Securities Maturity Analysis


     Table 5 sets forth the maturity distribution and weighted average yields of the securities portfolio at December 31, 1996. The weighted average yields are calculated on the book value of the portfolio and on securities interest income adjusted for amortization of premium and accretion of discount.

                                                                         December 31, 1996
                                                              After One But           After Five But
                                      Within One Year        Within Five Years       Within Ten Years        After Ten Years
                                     Amount     Yield        Amount     Yield       Amount      Yield       Amount      Yield
                                     ------     -----        ------     -----       ------      -----       ------      -----
Securities of U.S.
  government agencies
  and corporation                  $  993 899    5.38%     $  497 862    6.12%  $    250 053     6.82% $      34 873     9.02%
States & political
  subdivisions                            - -    - -              - -    - -         251 227     8.84%           - -     - -
Other securities                      348 550    6.18%        648 345    5.80%           - -     - -         305 893     5.69%
                                -------------           -------------           ------------           -------------
Total                           $   1 342 449    5.59%  $   1 146 207    5.94%  $    501 280     7.83% $     340 766     6.03%
                                =============           =============           ============           =============

                   Table 6 - Composition of the Loan Portfolio


     The following table summarizes the composition of the loan portfolio at December 31, 1996 and 1995.


                                                       December 31,
                                                 1996               1995
                                            --------------     --------------

Commercial                                  $   18 719 817     $   13 315 029
Real estate - mortgage                           6 882 004          6 133 400
Real estate - construction                       3 886 066          3 637 433
Installment loans to individuals                 8 424 170          6 081 297
                                            --------------     --------------
                                            $   37 912 057     $   29 167 159
Less allowance for loan losses                     503 014            393 139
                                            --------------     --------------

Net loans                                   $   37 409 043     $   28 774 020
                                            ==============     ==============

     The Corporation had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 1996 or 1995.

     There were no categories of loans that exceeded 10% of outstanding loans at December 31, 1996, which were not disclosed in Table 6.

     In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in the accompanying financial statements. At December 31, 1996, commitments for standby letters of credit totaled $293,581 and commitments to extend credit totaled $4,331,307. At December 31, 1995, commitments for standby letters of credit totaled $76,812 and commitments to extend credit totaled $3,698,658.

                  Table 7 - Maturity Schedule of Selected Loans


     The table below presents the maturities of selected loans outstanding at December 31, 1996.

                                                          After One
                                       Within             But Within             After
                                       One Year           Five Years           Five Years             Total
                                       --------           ----------           ----------             -----

Commercial                        $     9 816 083     $     8 325 612     $        578 122     $    18 719 817
Real estate - construction              3 387 589             498 477                  - -           3 886 066
                                  ---------------     ----------------    ----------------     ---------------
                                  $    13 203 672     $     8 824 089     $        578 122     $    22 605 883
                                  ===============     ===============     ================     ================

Interest sensitivity on such loans maturing after one year:
    Fixed                                                                                      $     6 593 206
    Variable                                                                                         2 809 005
                                                                                               ---------------
        Total                                                                                  $     9 402 211
                                                                                               ===============

                       Table 8 - Summary of Risk Elements


     The following table details information concerning non-accrual, past due and restructured loans as of December 31 for each of the years indicated:

                                                December 31,
                                          1996             1995
                                     -------------     ------------

Non-accrual loans                    $      71 515     $     45 445
Loans past due 90
  days or more                              58 996          215 348
Restructured loans                             - -              - -
                                     -------------     ------------
                                     $     130 511     $    260 793
                                     =============     ============

     Past due loans consist of loans contractually past due ninety days or longer as to interest or principal payments which continue to accrue interest. Loans on non-accrual status are those loans (other than consumer installment loans) which are ninety days past due, unless the loan is both well-secured and in process of collection. Accrued interest on these loans is subtracted from income, and thereafter interest is recognized only to the extent payments are received or the loan has otherwise been rehabilitated.

     Non-accrual loans at December 31, 1996 were $71,515, compared to $45,445 for 1995. Approximately $6,638 of interest income would have been recorded if interest had accrued.

     As of December 31, 1996, the Corporation had a total of $130,511 in non-accrual, 90 days past due and restructured loans, compared to $260,793 in 1995. This was a decrease of $130,282 or 50%.

     On December 31, 1996, the Corporation had $71,515 in non-accrual loans, which consist of $55,974 in installment loans and $15,541 in mortgage loans. The $58,996 in 90 days past due consists of $41,240 in installment loans and $17,756 in accrual loans.

     As of December 31, 1996, the Corporation had no loans in addition to the past due and non-accrual loans mentioned above that are considered to be potential problem loans.

     The Corporation's management and Board of Directors have reviewed the asset quality of the Bank's loan portfolio and the Bank's loan loss reserve and have found it to be adequate.

                    Table 9 - Summary of Loan Loss Experience

                                                            1996               1995
                                                       --------------     --------------

Balance, beginning of period                           $      393 139     $      299 203
Less             Charge-offs:
       Commercial                                              23 929              5 000
       Real estate - mortgage                                     - -                - -
       Real estate - construction                                 - -                - -
       Installment loans to individuals                        37 203             25 668
                                                       --------------     --------------
            Total                                      $       61 132     $       30 668
                                                       --------------     --------------

Plus             Recoveries:
       Commercial                                      $          951     $        7 063
       Real estate - mortgage                                     - -                - -
       Real estate - construction                                 - -                - -
       Installment loans to individuals                         5 056              4 122
                                                       --------------     --------------
            Total                                      $        6 007     $       11 185
                                                       --------------     --------------


Additions charged to operating expense                 $      165 000     $      113 419
                                                       --------------     --------------

Balance, end of period                                 $      503 014     $      393 139
                                                       ==============     ==============


Ratio of net charge offs during the period
  to average loans outstanding during the
  period                                                        0.17%              0.07%

     The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The provision for loan losses is determined periodically by management upon consideration of several factors, including changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the assessment of problem loans, and an analysis of anticipated economic conditions in the market area. An analysis of the allowance for loan losses, including charge-off activity, is presented above for the years ended December 31, 1996 and 1995.

              Table 10 - Allocation of the Reserve for Loan Losses


     The following table reflects management's allocation of the reserve for loan losses for the years ended December 31, 1996 and 1995.

                                                December 31, 1996                     December 31, 1995
                                     --------------------------------------------------------------------------
                                                           % of Loans to                         % of Loans to
                                           Amount           Total Loans          Amount           Total Loans
                                           ------           -----------          ------           -----------

Commercial                              $   427 562            49.4%              $334 168           45.7%
Real estate - mortgage                       10 060            18.2                  7 863           21.0
Real estate - construction                   25 151            10.2                 19 657           12.5
Installment loans to
  individuals                                40 241            22.2                 31 451           20.8
                                       ------------        ---------         -------------        --------
                                       $    503 014           100.0%         $     393 139          100.0%
                                       ============        =========         =============        ========

                          Table 11 - Deposits and Rates


     The following table details the average amount of, and the average rate paid on the following primary deposit categories for the years ended December 31, 1996 and 1995.

                                                December 31, 1996                     December 31, 1995
                                     --------------------------------------------------------------------------
                                           Average            Average            Average            Average
                                           Balance             Rate              Balance            Rate
                                           -------             ----              -------            ----

Non-interest bearing:
  Demand deposits                    $      5 588 802            - -       $      4 033 534            - -
                                     ----------------                      ----------------
Interest-bearing:
  Demand deposits                    $      5 774 727            3.4       $      4 416 757            3.1
  Savings deposits                          5 040 481            3.2              5 009 402            3.3
  Time deposits                            20 839 120            5.8             15 331 336            5.9
                                     ----------------                      ----------------

                                     $     31 654 328            4.9%      $     24 757 495            4.9%
                                     ----------------                      ----------------

                                     $     37 243 130                      $     28 791 029
                                     ================                      ================

     The Corporation primarily uses deposits to fund its loans and investment securities. The Corporation offers individuals and small-to-medium-size businesses a variety of deposit accounts. Deposit accounts, including checking, savings, money market and certificates of deposit, are obtained primarily from the communities which the Corporation services.

               Table 12 - Maturities of CDs in Excess of $100,000


     The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 1996.

                                           Amount              Percent
                                           ------              -------

Three months or less                 $        765 345           16.1%
Over three - six months                     1 601 603           33.7
Over six - twelve months                    1 237 796           26.1
Over twelve months                          1 143 537           24.1
                                     ----------------      ---------
       Total                         $      4 748 281          100.0%
                                     ================       ========

     Certificates of deposit in amounts of $100,000 or more were $4,748,281 at December 31, 1996. This represents 20.2% of the total certificate of deposit balance of $23,460,361 at December 31, 1996. The Corporation does not solicit such deposits. Further, the Corporation does not aggressively bid for public funds deposits in large denominations, as such deposits may require the pledging of investment securities.

     The Corporation competes with the major regional financial institutions for money market accounts and certificates of deposit less than $100,000. While the Corporation is competitive with its interest rates, using a tiered rate system to increase individual account balances, the Corporation has found that it can continue to maintain its interest margin by matching loan maturities with certificate maturities and setting loan rates based on the Corporation's cost of funds.

                      Table 13 - Analysis of Liquid Assets


     Liquidity is a measure of the Corporation's ability to generate sufficient cash to meet present and future obligations in a timely manner. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Corporation. The Corporation's ability to fund these daily commitments at December 31, 1996 and 1995 is illustrated in the table below:

                                                      December 31,
                                              1996                  1995
                                        ----------------       ---------------
Liquid Assets:
  Cash and due from banks               $      2 846 434       $     2 282 876
  Federal funds sold                           1 656 000             1 574 000
  U.S. government agency securities            2 681 675               447 801
                                        ----------------       ---------------
     Total liquid assets                $      7 184 109       $     4 304 677
                                        ================       ===============

Total deposits and other liabilities    $     41 396 603       $    33 392 269
                                        ================       ===============

Ratio of liquid assets to deposits
  and other liabilities                            17.4%                  12.9%
                                        ===============        ===============

     The high loan to deposit ratio (91.9%) as of December 31, 1996, has provided the opportunity for the Corporation to achieve a high return on its deposits. For the year ended December 31, 1996, the Corporation experienced a return on assets of 2.02% and a net interest margin of 6.01%.

     The source of new funds is very strong for both long-term and short-term duration. The growth in deposits was $8.1 million (24.8%) during 1996. The Corporation also has access to overnight federal funds from correspondent banks totaling up to $6.1 million. In addition, management believes that the opportunity for the sale of loans on the market is good. The Corporation's loan portfolio contains loans of high yields and it enjoys a recent history of low loan charge offs.

                     Table 14 - Minimum Capital Requirements


     The following table indicates the Federal Reserve's minimum capital requirements and the Corporation's ability to reach such minimum capital requirements for the periods indicated.

                                                                       December 31,
                                                                    1996          1995
                                                                ----------    ----------
Minimum capital requirements set by the Federal Reserve:
    Tier 1 risk-based capital ratio                                  4.00%         4.00%
    Total risk-based capital ratio                                   8.00%         8.00%
Actual capital ratios of the Corporation:
    Tier 1 risk-based capital ratio                                 15.72%         9.40%
    Total risk-based capital ratio                                  16.97%        10.60%

     On August 1, 1990, the Federal Reserve issued transitional capital adequacy guidelines. These guidelines took effect September 7, 1990. The new capital standards require an institution to meet two separate minimum capital requirements: (1) a core capital (consisting of stated capital, capital surplus and retained earnings) requirement equal to 4% of risk-weighted assets and (2) a total capital risk-based capital requirement applied to risk-weighted assets equal to 8%. The risk-based capital requirement includes off-balance sheet items. Under the risk-based capital requirement, assets are assigned a credit risk weighting based upon their relative risk ranging from 0% for assets that are backed by the full faith and credit of the United States or that pose no credit risk to the Bank to 100% for assets such as delinquent or repossessed assets.

     As indicated in Table 14 above, at December 31, 1996 and December 31, 1995, the Corporation met the Federal Reserve's minimum capital requirements.

                           Table 15 - Financial Ratios


     The  following  table  summarizes   ratios  considered  to  be  significant
indicators of the Corporation's profitability and financial condition for the years ended December 31, 1996 and 1995.
                              For the Years Ending
                                                         December 31,
                                                      1996          1995
                                                  ----------    ----------

Return on average assets
  (Net income/average total assets)                    2.02%         1.31%
                                                  =========     =========

Return on average equity
  (Net income/average equity)                         23.19%        17.00%
                                                  =========     =========

Dividend payment ratio
  (Dividends declared per share/
     Net income per share)                            10.34%          - -%
                                                  =========     =========

Average equity to average asset ratio                  8.70%         7.70%
                                                  =========     =========

                        Table 16 - Short-Term Borrowings


     The Corporation had no short-term borrowings with an average balance outstanding of more than 30% of stockholders' equity for the years ended December 31, 1996 and 1995.

                    Table 17 - Interest Sensitivity Analysis

                                                                December 31, 1996
                                                       91 Days                          Over
                                       1-90 Days      to 1 Year       1-5 Years        5 Years        Total
                                    ------------   ------------    -------------   -------------   -----------

Earning Assets:
  Loans                             $     12 474   $      5 317    $      19 706   $         415   $    37 912
  Investment securities -
    amortized cost                         1 094            - -              298             259         1 651
  Securities - AFS -
    fair value                               250            - -              846             584         1 680
  Federal funds sold                       1 656            - -              - -             - -         1 656
                                    ------------   ------------    -------------   -------------   -----------
     Total earning assets             $   15 474      $   5 317       $   20 850   $       1 258   $    42 899
                                    ------------   ------------    -------------   -------------   -----------

Interest-Bearing Liabilities:
  Interest checking                 $        - -   $        - -    $       2 312   $         - -   $     2 312
  Regular savings                            - -            - -            5 064             - -         5 064
  Money market savings                     3 659            - -              - -             - -         3 659
  Certificates of deposit:
    $100,000 and over                        765          2 840            1 143             - -         4 748
    Under $100,000                         4 957          7 458            6 297             - -        18 712
                                    ------------   ------------    -------------   -------------   -----------
       Total interest-bearing
         liabilities                $      9 381   $     10 298    $      14 816   $         - -   $    34 495
                                    ------------   ------------    -------------   -------------   -----------

Period GAP                             $   6 093   $     (4 981)   $       6 034   $       1 258   $       - -
                                    ============   ============    =============   =============   ===========

Cumulative GAP                      $      6 093   $      1 112    $       7 146   $       8 404   $       - -
                                    ============   ============    =============   =============   ===========

Cumulative GAP to
  Total earning assets                     14.20%          2.59%           16.66%          19.59%          - -%
                                    ============   ============    =============   =============   ===========

     The present interest rate sensitivity position of the Corporation reflects a favorable impact upon earnings in the event of rising interest rates. A rate increase of as much as 200 basis points could have a favorable impact on net interest income of approximately 4.3% in the first year. Conversely, a decrease in the rate structure of 200 basis points could have a negative impact on net interest income of approximately 4.7%. The current earning assets and deposit structure of the Corporation suggest that these trends in changes in net interest income would continue beyond 1997 given a rate change of this magnitude.

Item 2.   Description of Properties

     The Marathon Bank office is located at 4095 Valley Pike, Winchester, Virginia. On December 31, 1993, the Marathon Land Trust executed a deed and transferred the office to The Marathon Bank. This property is owned free of encumbrances.

     On August 12, 1993 the Bank opened its Warren County Branch at 300 Warren Avenue in Post Office Plaza, Front Royal, Warren County, Virginia. On July 1, 1996, the Bank entered into a new lease with Post Office Plaza, L.C. for the new branch facility in Front Royal. The terms of the lease include a monthly rent of $3,846 for the first five years and adjusted annually afterward. The lease term is twenty years with the option to renew for two additional five year terms.

     On February 13, 1995, the Bank opened its Winchester Branch at 1041 Berryville Avenue in the City of Winchester, Virginia. The Bank executed a lease on October 1, 1994, for five years with a monthly lease payment of $1,000. The Bank has two five-year options to extend this lease.


Item 3.   Legal Proceedings

     In the  course  of  normal  operations,  the  Corporation  and the Bank are parties to various legal proceedings. Based upon information currently available, and after consultations with legal counsel, management believes that such legal proceedings will not have a material adverse effect on the Corporation's business, financial position, or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Corporation through a solicitation of proxies or otherwise.

                                     Part II


Item 5.   Market for Common Equity and Related Stockholder Matters

     The Corporation's common stock is listed on the NASDAQ Small Cap Market under the symbol MFCV. Prior to the common stock's listing on NASDAQ on October 3, 1996, there were occasional transactions in the stock and management assisted in matching persons interested in buying or selling the stock. The trades of which management is aware between January 1, 1995 and October 3, 1996 occurred at or about $5.00 per share. For the quarter ending December 31, 1996, the high and low bid prices of the common stock on NASDAQ were $5.00 and $3.88, respectively. This bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     At December 31, 1996, the Corporation had approximately 930 stockholders of record.

     Under state law, without the consent of the Virginia Bureau of Financial Institutions, the Bank may not pay dividends until it has restored any deficit in its capital funds as originally paid in. Dividends from the Bank serve as the primary funding to the Corporation for dividend payment. The Corporation declared a $.06 per share cash dividend to stockholders of record as of December 27, 1996 to be paid in January of 1997. Previously, no cash dividends had been paid.


Item 6.   Management's Discussion and Analysis or Plan of Operations

     Marathon Financial Corporation is the holding company for The Marathon Bank. The following discussion and analysis of the financial condition and results of operations of the Corporation for the years ending December 31, 1996, 1995 and 1994 should be read in conjunction with the consolidated financial statements and related notes included as Exhibit 99.1 in this Form 10-KSB.

Results of Operation

     The major component of the Corporation's net earnings is net interest income, which is the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is effected by changes in volume, resulting from growth and variations in balance sheet composition, as well as fluctuations in interest rates and maturities of sources and uses of funds. Management seeks to maximize net interest income by managing the balance sheet and determining the optimal product mix with respect to yields on assets and costs of funds in light of projected economic conditions, while maintaining an acceptable level of risk.

     Interest income totaled $3,789,427, $2,940,310 and $2,251,248 for the years ending December 31, 1996, 1995 and 1994, respectively. This represents an increase of $849,117 or 29% in 1996 and $689,062 or 31% in 1995. Interest
expense totaled $1,614,653, $1,252,238 and $848,913 for the years ending December 31, 1996, 1995 and 1994, respectively. This is an increase of $362,415 or 29% in 1996 and an increase of $403,325 or 48% in 1995. The increase in 1996 was the result of significant growth in the Bank's deposit base.

     Net interest income, before provision for loan losses, was $2,174,774 for the year ending December 31, 1996, up $486,702 or 29% over the $1,688,072 reported for the same period in 1995. In 1995, net interest income before provision for loan losses, increased $285,737 or 20% from $1,402,335 in 1994.

     An additional $165,000 was placed into the provision for loan losses in 1996, giving a year end balance of $503,014 or 1.33% of total loans. In 1995, the provision was $113,419 giving a year-end balance of $393,139 or 1.35% of total loans. The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. The allowance is reviewed by management and the Board of Directors on a regular basis considering several factors including changes in the character and size of the loan portfolio, related loan loss experiences, a review and examination of overall loan quality, the assessment of problem loans, and an analysis of anticipated economic conditions in the market. Based on that analysis, management believes that the year end balance was sufficient to cover anticipated losses.

     Non-interest income totaled $430,178, $281,329 and $241,989 for the years ending December 31, 1996, 1995 and 1994, respectively. This represents an increase of $148,849 or 53% in 1996 over 1995. This was the result of an increase in service charge income and other income.

     Non-interest expense totaled $1,746,265, $1,435,441 and $1,174,315 for the years ending December 31, 1996, 1995 and 1994 respectively. This represents an increase of $310,824 or 22% in 1996 and an increase of $261,126 or 22% in 1995. The increases in 1996 and 1995 were attributable to an increase in salary expenses, furniture and equipment expenses and occupancy expenses associated with the Front Royal Branch's move into a permanent building in 1996.

     Net income for the years ending December 31, 1996, 1995 and 1994 was $839,421, $420,541 and $318,476, respectively. This represents an increase of $418,880 or 99.6% in 1996 over 1995 net income of $420,541.

Capital Adequacy

     Total stockholders' equity on December 31, 1996 was $5,890,237, an increase of $3,212,487 or 120% from $2,677,750 in 1995. The Corporation's primary capital-to-asset ratio was 12.4% in 1996 versus 7.4% in 1995. This exceeds the Federal Reserve requirement of 6% for bank holding companies. On September 26, 1996, the bank completed a public offering in which 567,192 shares of common stock were sold at $5.00 per share, resulting in $2,539,038 of new capital after payment of fees and expenses associated with the offering. Marathon repurchased 10,000 shares of stock for $46,252 on October 23, 1996.

Liquidity

     Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed at reasonable cost, to accommodate withdrawals in deposits, payments of debt and increases in loan demand. These events may occur daily or at other short-term intervals in the normal operation of business. Past experience helps management predict time cycles and the amounts of cash required.

     In assessing liquidity, management gives consideration to many relevant factors, including stability of deposits, quality of assets, economy of markets served, concentrations of business and industry, competition and the Corporation's overall financial condition.

     The  Corporation's  primary  sources of liquidity are cash, due from banks,
U.S.   Treasury   securities,   U.S.  Agency  securities  and  other  short-term
investments including Federal Funds sold and the sale of loans.

Impact of Inflation and Changing Prices

     The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Accounting Rule Changes

     FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in June 1996 and establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Statement 125 also establishes new accounting requirements for pledged collateral. As issued, Statement 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 1996.

     FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", defers for one year the effective date
(a) of paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, or similar transactions, of paragraph 9-12 and 237(b) of Statement 125.

     The effects of these Statements on the Corporation's consolidated financial statements are not expected to be material.


Item 7.   Financial Statements

     Financial Statements are included in this Form 10-KSB as Exhibit 99.1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III


     The information required by Items 9, 10, 11 and 12 of Part III has been incorporated herein by reference to the Corporation's 1997 Proxy Statement as set forth below in accordance with General Instruction E.3 of Form 10-KSB.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Information relating to directors and executive officers of the Company is set forth in the sections entitled "Election of Directors", "Nominees" and "Continuing Directors"of the 1997 Proxy Statement and is incorporated herein by reference.

     Information relating to compliance with Section 16(a) of the Exchange Act is set forth in the section entitled Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference.

Item 10.  Executive Compensation

     Information regarding compensation of officers and directors is set forth in the sections entitled "Executive Compensation", "Employment Contracts, Termination of Employment and Changes in Control Arrangements" and "Directors' Compensation" in the 1997 Proxy Statement and is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning the security ownership of certain beneficial owners and management is set forth in the sections entitled "Nominees", "Continuing Directors" and "Security Ownership of Certain Beneficial Owners" in the 1997 Proxy Statement and is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is set forth in the section entitled "Transactions with Management and Board of Directors" in the 1997 Proxy Statement and is incorporated herein by reference.


Item 13.  Exhibits and Reports on Form 8-K

     (a)    Exhibit Index

            2.   Not applicable.

            3.    (i) Articles of  Incorporation.  Incorporated  by reference as
                  Exhibit 3(i) to the Corporation's Registration Statement on Form S-1 filed on August 26, 1992 (File No. 33-51366).

                  (ii) By-laws. Incorporated by reference as Exhibit 3(ii) to the Corporation's Registration Statement on Form S-1 filed on August 26, 1992 (File No. 33-51366).

            4.   Not applicable.

            9.   Not applicable

           10.   Material Contracts.

                 Exhibit 10.1 401(k) Plan of Marathon Financial Corporation, incorporated herein by reference as Exhibit 10.1 to the Corporation's Registration Statement on Form S-1 filed on August 26, 1992 (File No. 33-51366).

                 Exhibit 10.2 Employment Agreement between The Marathon Bank and Donald L. Unger, incorporated herein by reference as Exhibit 10.2 to the Corporation's Registration Statement on Form S-1 filed on August 26, 1992 (File No. 33-51366).

                 Exhibit 10.3 Lease between The Marathon Bank and Post Office Plaza, L.C. for the branch office at 300 Warren Avenue, Front Royal, Virginia, incorporated herein by reference as Exhibit
                                   10.3 to the Corporation's Registration Statement on Form S-1 filed July 26, 1996 (File No. 333-08995).

                 Exhibit 10.4 Lease between The Marathon Bank and the Lessors, Rogers M. Fred and Clifton G. Stoneburner for the branch office at 1041 Berryville Avenue, Winchester, Virginia, incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-18868).

           11.   Statement re: Computation of Per Share Earnings.

           13.   Not applicable.

           16.   Not applicable.

           18.   Not applicable.

           21. Subsidiary of Marathon Financial Corporation, incorporated herein by reference as Exhibit 21 to the Corporation's Registration Statement on Form S-1 filed July 26, 1996 (File No. 333-08995).

           22.   None.

           23.   Not applicable.

           24.   Not applicable.

           27.   Financial Data Schedule.

           28.   Not applicable.

           99.   Additional Exhibits.

                 Exhibit 99.1 The following consolidated financial statements of the Corporation including the related notes and the report of the independent auditors, are included herein:

                                1.   Independent Auditor's Report.

                                2. Consolidated Balance Sheets - December 31, 1996 and 1995.

                                3. Consolidated Statement of Income - Years Ended December 31, 1996, 1995 and 1994.

                                4.   Consolidated Statements of Changes in
                                     Stockholders' Equity-Years Ended December
                                     31, 1996, 1995 and 1994.

                                5.   Consolidated Statements of Cash Flows -
                                     Years Ended December 31, 1996, 1995 and
                                     1994.

                                6.   Notes to Consolidated Financial Statements.

     (b) Reports on Form 8-K. No reports were filed by the registrant during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MARATHON FINANCIAL CORPORATION

DATE                                       (Registrant)

March   31  , 1997                         By:        /s/  Donald L. Unger
                                                   -----------------------
                                                   Donald L. Unger, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DATE                                                 SIGNATURE AND TITLE
----                                                 -------------------

       March 31, 1997                                    /s/  Frank H. Brumback
------------------------------------                 ------------------------------
                                                     Frank H. Brumback, Director

------------------------------------
                                                     W. Houston Board, III, Director

------------------------------------
                                                     Robert W. Claytor, Director

------------------------------------
                                                     Clifton L. Good, Director

       March 31, 1997                                   /s/  Thomas W. Grove
------------------------------------                 ----------------------------
                                                     Thomas W. Grove, Director

       March 31, 1997                                  /s/  Ralph S. Gregory
------------------------------------                 -----------------------------
                                                     Ralph S. Gregory, Director

       March 31, 1997                                  /s/  Joseph W. Hollis
------------------------------------                 -----------------------------
                                                     Joseph W. Hollis, Director

       March 31, 1997                                  /s/  George R. Irvin, Jr.
------------------------------------                 ---------------------------------
                                                     George R. Irvin, Jr., Director

------------------------------------
                                                     Gerald H. Kidwell, Director

       March 31, 1997                                   /s/  Lewis W. Spangler
------------------------------------                 ------------------------------
                                                     Lewis W. Spangler, Director

       March 31, 1997                                  /s/  Donald L. Unger
------------------------------------                 ------------------------------
                                                     Donald L. Unger, Principal Executive,
                                                       Financial, Accounting Officer


            Exhibit Index

            2.   Not applicable.

            3.    (i) Articles of  Incorporation.  Incorporated  by reference as
                  Exhibit 3(i) to the Corporation's Registration Statement on Form S-1 filed on August 26, 1992 (File No. 33-51366).
                  (ii) By-laws. Incorporated by reference as Exhibit 3(ii) to the Corporation's Registration Statement on Form S-1 filed on August 26, 1992 (File No. 33-51366).

            4.   Not applicable.

            9.   Not applicable

           10.   Material Contracts.

                 Exhibit 10.1 401(k) Plan of Marathon Financial Corporation, incorporated herein by reference as Exhibit 10.1 to the Corporation's Registration Statement on Form S-1 filed on August 26, 1992 (File No. 33-51366).

                 Exhibit 10.2 Employment Agreement between The Marathon Bank and Donald L. Unger, incorporated herein by reference as Exhibit 10.2 to the Corporation's Registration Statement on Form S-1 filed on August 26, 1992 (File No. 33-51366).

                 Exhibit 10.3 Lease between The Marathon Bank and Post Office Plaza, L.C. for the branch office at 300 Warren Avenue, Front Royal, Virginia, incorporated herein by reference as Exhibit
                                   10.3 to the Corporation's Registration Statement on Form S-1 filed July 26, 1996 (File No. 333-08995).

                 Exhibit 10.4 Lease between The Marathon Bank and the Lessors, Rogers M. Fred and Clifton G. Stoneburner for the branch office at 1041 Berryville Avenue, Winchester, Virginia, incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-18868).

           11.   Statement re: Computation of Per Share Earnings.*

           13.   Not applicable.

           16.   Not applicable.

           18.   Not applicable.

           21. Subsidiary of Marathon Financial Corporation, incorporated herein by reference as Exhibit 21 to the Corporation's Registration Statement on Form S-1 filed July 26, 1996 (File No. 333-08995).

           22.   None.

           23.   Not applicable.

           24.   Not applicable.

           27.   Financial Data Schedule.*

           28.   Not applicable.

           99.   Additional Exhibits.

                 Exhibit 99.1 The following consolidated financial statements of the Corporation including the related notes and the report of the independent auditors, are included herein:*

                                1.   Independent Auditor's Report.

                                2. Consolidated Balance Sheets - December 31, 1996 and 1995.

                                3. Consolidated Statement of Income - Years Ended December 31, 1996, 1995 and 1994.

                                4.   Consolidated Statements of Changes in
                                     Stockholders' Equity-Years Ended December
                                     31, 1996, 1995 and 1994.

                                5.   Consolidated Statements of Cash Flows -
                                     Years Ended December 31, 1996, 1995 and
                                     1994.

                                6.   Notes to Consolidated Financial Statements.

     (b) Reports on Form 8-K. No reports were filed by the registrant during the fourth quarter of 1996.


*Filed Herewith.