Form 10-Q
period 1997-03-31
MARATHON FINANCIAL CORP
filed 1997-05-12
CIK 854399

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                   Form 10-QSB

                Quarterly Report Pursuant of Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                               ------------------

                         For the quarterly period ended:

                                 March 31, 1997

                           Commission File No. 0-18868

                         MARATHON FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Virginia                                       54-1560968
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

         4095 VALLEY PIKE
       WINCHESTER, VIRGINIA                                    22602
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number,                       (540) 869-6600
including area code

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X                 No
                             ------                  --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

   Class                    Number of Shares                      Outstanding at
   -----                    ----------------                      --------------

Common Stock                    1,868,495                             5/07/97

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements.

          The following financial statements are provided at the page numbers indicated.

          Consolidated Statements of Condition as of
          March 31, 1997 and December 31, 1996 . . . . . . . . . . . . . .  . 3

          Consolidated Statements of Income for
          the Three Months Ended March 31, 1997 and 1996. . . . . . . . . . . 4

          Consolidated Statements of Changes in
          Shareholders Equity for the Three
          Months Ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . 5

          Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 1997 and 1996. . . . . . . . . . 6-7

          Notes to Consolidated Financial Statements. . . . . . . . . . . . 8-10


                                     MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF CONDITION

                                                        as of

                                        March 31, 1997 and December 31, 1996
        ASSETS                                                                  3/31/97                   12/31/96
                                                                                -------                   --------
Cash and due from banks                                                       $ 3 649 290               $ 2 846 434
Securities (fair value: 1997, $2,325,695 and
  1996, $3,337,690)                                                             2 326 811                 3 331 209
Federal funds sold                                                              2 949 000                 1 656 000
Loans, net                                                                     38 460 282                37 409 043
Bank premises and equipment, net                                                1 693 043                 1 587 342
Accrued interest receivable                                                       215 320                   212 089
Other real estate                                                                  18 123                    18 123
Other assets                                                                      268 263                   226 600
                                                                             ------------             -------------
     Total assets                                                             $49 580 132               $47 286 840
                                                                             ============             =============
  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Deposits:
    Non-interest bearing                                                      $ 7 059 878               $ 6 229 844
    Interest bearing                                                           35 900 575                34 495 443
                                                                             ------------             -------------
          Total deposits                                                      $42 960 453               $40 725 287
  Interest expense payable                                                         74 646                    81 764
  Accounts payable and accrued expenses                                           112 586                   273 900
  Mortgage payable                                                                    - -                       - -
  Capital lease payable                                                           306 764                   315 652
  Commitments & contingent liabilities                                                - -                       - -
                                                                             ------------             -------------

          Total liabilities                                                   $43 454 449               $41 396 603
                                                                             ------------             -------------

STOCKHOLDERS' EQUITY
  Preferred stock,  Series A, 5% noncumulative,  no par value;  1,000,000 shares authorized; no shares issued
   and outstanding                                                                    - -                       - -
  Common stock, $1 par value; 20,000,000 shares
    authorized; 1997, 1,865,495 shares issued and
    outstanding; 1996, 1,863,495 shares issued and
    outstanding                                                                 1 865 495                 1 863 495

  Capital surplus                                                               7 053 502                 7 045 502
  Retained earnings (deficit)                                                  (2 778 414)               (3 019 267)
  Unrealized gain (loss) on securities available for sale                         (14 900)                      507
                                                                             ------------             -------------
          Total stockholders' equity                                         $  6 125 683               $ 5 890 237
                                                                             ------------             -------------

                                                                              $49 580 132               $47 286 840
                                                                             ============             =============
           See Accompanying Notes to Consolidated Financial Statements


                                 MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF INCOME

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                 1997                 1996
                                                                              -----------         ----------
Interest income:
  Interest and fees on loans                                                  $ 1 018 916         $  834 837
  Interest on securities held for maturity                                         17 680             16 350
  Interest on securities available for sale                                        21 698              3 753
  Interest on federal funds sold                                                   16 774             12 125
  Dividends                                                                         2 678              1 622
                                                                              -----------         ----------
        Total interest income                                                 $ 1 077 746         $  868 687
                                                                              -----------         ----------

Interest expense:
  Interest on deposits                                                        $   416 323         $  344 375
  Interest on leases payable                                                        6 126             11 390
  Interest on fed funds purchased                                                     673                 40
                                                                              -----------         ----------
          Total interest expense                                              $   423 122         $  355 805
                                                                              -----------         ----------
          Net interest income                                                 $   654 624         $  512 882
Provision for loan losses                                                          35 000             30 000
Net interest income after provision
  for loan loss                                                               $   619 624         $  482 882
                                                                              -----------         ----------
Other income:
  Service charges on deposit accounts                                         $    74 239         $   66 776
  Commissions and fees                                                              7 699              3 596
  Other                                                                            10 111              1 659
                                                                              -----------         ----------
          Total other income                                                  $    92 049         $   72 031
                                                                              -----------         ----------
Other expenses:
  Salaries and employee benefits                                              $   253 485         $  203 502
  Net occupancy expense of premises                                                52 883             35 190
  Furniture and equipment                                                          20 572             17 514
  Legal and professional                                                           14 140             18 354
  Stationary and Supplies                                                          14 358             15 204
  Postage                                                                          10 727             11 513
  Marketing                                                                        14 603              8 079
  FDIC assessment                                                                   7 955              1 000
  Directors' fee                                                                   16 950              8 525
  ATM expenses                                                                     20 083              8 828
  Overdraft charge-offs                                                            12 434              3 585
  Other                                                                            77 651             81 070
                                                                              -----------         ----------
             Total other expenses                                             $   515 841         $  412 364
                                                                              -----------         ----------
         Income before income taxes                                               195 832            142 549
 Provision for income tax expense (benefit)                                       (45 021)             1 933
                                                                              -----------         ----------
         Net income                                                           $   240 853         $  140 616
                                                                              ===========         ==========

Net income per share                                                          $       .13          $     .11
                                                                              ===========         ==========

           See Accompanying Notes to Consolidated Financial Statements


                                MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            For the Three Months Ended March 31, 1997 and 1996
                                                                                Unrealized
                                                                                   Gain
                                                                                (Loss) on
                                                                                Securities     Retained
                                                       Common      Capital       Available     Earnings
                                                        Stock      Surplus        for Sale     (Deficit)
                                                     ----------  ----------     -----------   -----------

Balance, December 31, 1995                           $1 306 303  $5 109 908     $     8 417   $(3 746 878)
  Net income - Jan-Mar. 1996                                - -         - -             - -       140 616
  Change in unrealized gain
  on securities available
  for sale                                                  - -         - -         (12 446)          - -
                                                     ----------  ----------     -----------   -----------
Balance, March 31, 1996                              $1 306 303  $5 109 908     $    (4 029)  $(3 606 262)
                                                     ==========  ==========     ==========    ===========

Balance, December 31, 1996                           $1 863 495  $7 045 502     $       507   $(3 019 267)
   Net income - Jan-Mar. 1997                               - -         - -             - -       240 853
   Issuance of common stock/exercise
     of stock warrants (2,000 shares)                     2 000       8 000             - -           - -
  Change in unrealized gain
    on securities available
    for sale                                                - -         - -         (15 407)          - -
                                                     ----------  ----------     -----------   -----------
Balance, March 31, 1997                              $1 865 495  $7 053 502     $   (14 900)  $(2 778 414)
                                                     ==========  ==========     ===========   ===========



           See Accompanying Notes to Consolidated Financial Statements


                                    MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the Three Months Ended March 31, 1997 and 1996
                                                                                     1997                 1996
                                                                                -------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $     240 853         $   140 616
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Amortization                                                                      9 400              10 293
      Depreciation                                                                     29 462              20 859
      Net discount accretion on securities                                             (6 859)               (535)
      Provision for loan loss                                                          35 000              30 000
      Deferred tax (benefit)                                                          (50 000)                - -
     Changes in assets and liabilities:
        (Increase) decrease in other assets                                             8 126             (24 760)
        (Increase) in accrued interest
          receivable                                                                  ( 3 231)            (14 520)
        Decrease in accounts payable
          and accrued expenses                                                        (49 504)             (3 724)
        Increase (decrease) in interest
          expense payable                                                             ( 7 118)              4 390
                                                                                -------------         -----------
      Net cash provided by
        operating activities                                                    $     206 129         $   162 619
                                                                                -------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and principal
    payments on securities held to maturity                                     $   1 029 450         $   555 046
  Proceeds from principal payments on
    securities available for sale                                                         - -                 997
  Purchase of securities held to maturity                                             (33 600)                - -
  Purchase of securities available for sale                                               - -            (125 466)
  Net (increase) in loans                                                          (1 086 239)         (2 200 858)
  Purchase of bank premises and equipment                                            (144 351)           (112 018)
                                                                                -------------         -----------
    Net cash used in
      investing activities                                                      $    (234 740)        $(1 882 299)
                                                                                -------------         -----------


                                    MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Continued)
                                For the Three Months Ended March 31, 1997 and 1996
                                                                                    1997                  1996
                                                                                -------------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
    NOW accounts and savings accounts                                           $   1 109 451         $   606 477
  Net increase in certificates of deposits                                          1 125 714           1 685 829
  Principal payments on mortgage payable                                                  - -              (5 824)
  Principal payments on capital lease payable                                          (8 888)             (7 099)
  Cash dividends paid                                                                (111 810)                - -
  Proceeds from issuance of common stock                                               10 000                 - -
                                                                                -------------         -----------
    Net cash provided by financing activities                                   $   2 124 467         $ 2 279 383
                                                                                -------------         -----------

  Increase in cash and cash equivalents                                         $   2 095 856         $   559 703
                  Beginning                                                         4 502 434           3 856 876
                                                                                -------------         -----------
                  Ending                                                        $   6 598 290         $ 4 416 579
                                                                                =============         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash Payments For:
      Interest                                                                  $     430 240         $   351 415
                                                                                =============         ===========
      Income taxes                                                              $       4 979         $     1 933
                                                                                =============         ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES

  Unrealized (loss) on securities
    available for sale                                                          $     (15 407)        $   (12 446)
                                                                                =============         ===========


             See Accompanying Notes to Consolidated Financial Statements

                   MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, and the result of operations and cash flows for the three months ended March 31, 1997 and 1996. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1996.

2. The results of operations for the three month period ended March 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

3. Securities held to maturity and available for sale as of March 31, 1997, and December 31, 1996, are:

                                                March 31, 1997        December 31, 1996
                                                  Amortized               Amortized
Held to Maturity                                    Cost                    Cost
                                                 ----------              ----------
US treasury securities & obligations
   of US government corporations &
   agencies                                       $ 298 302              $1 292 094
Obligations of state and political
   subdivisions                                     251 179                 251 227
Corporate securities                                 99 984                  99 952
Mortgage backed securities                            2 855                   7 986
                                                 ----------              ----------
                                                  $ 652 320              $1 651 259
                                                 ==========              ==========


                                                    Fair                    Fair
                                                    Value                   Value
                                                 ----------              ----------
    US treasury securities & obligations
      of US government corporations &
      agencies                                   $  294 242              $1 291 573
    Obligations of state and political
      subdivisions                                  254 112                 258 165
    Corporate securities                            100 000                 100 000
    Mortgage backed securities                        2 850                   8 002
                                                 ----------              ----------
                                                 $  651 204              $1 657 740
                                                 ==========              ==========

                                                March 31, 1997        December 31, 1996
                                                  Amortized               Amortized
Available for Sale                                  Cost                    Cost
                                                 ----------              ----------
US treasury securities & obligations
  of US government corporations &
  agencies                                       $1 347 327              $1 346 663
Mortgage backed securities                           34 117                  34 930
Other                                               307 947                 297 850
                                                 ----------              ----------
                                                 $1 689 391              $1 679 443
                                                 ==========              ==========

                                                    Fair                    Fair
                                                    Value                   Value
                                                 ----------              ----------
US treasury securities & obligations
  of US government corporations &
  agencies                                       $1 330 751              $1 345 184
Mortgage backed securities                           35 793                  36 916
Other                                               307 947                 297 850
                                                 ----------              ----------
                                                 $1 674 491              $1 679 950
                                                 ==========              ==========



4.  The consolidated entity's loan portfolio is composed of the following:
                                              March 31, 1997         December 31, 1996
                                              --------------         -----------------
Commercial                                      $18 999 764             $18 719 817
Real estate-mortgage                              7 752 415               6 882 004
Real estate-construction                          3 248 035               3 886 066
Installment loans to individuals                  9 000 893               8 424 170
                                                -----------             -----------
                                                $39 001 107             $37 912 057
Less:  allowance for loan losses                    540 825                 503 014
                                                -----------             -----------
Loans, net                                      $38 460 282             $37 409 043
                                                ===========             ===========

    The company had non-accrual loans which were excluded from impaired loan disclosure under FASB 114 which amounted to $310,279 on March 31, 1997 and $71,515 on December 31, 1996.


5.  Reserve for Loan Losses:

                                               March 31, 1997         December 31, 1996
                                               --------------         -----------------

    Balance, beginning                           $  503 014              $  393 139
    Provision charged to
      operating expense                              35 000                 165 000
    Recoveries                                        3 676                   6 007
    Loan losses charged to the allowance               (865)                (61 132)
                                                 ----------              ----------
    Balance, ending                              $  540 825              $  503 014
                                                 ==========              ==========


6.  Weighted average shares outstanding computation

    The weighted average number of shares outstanding for the three month periods ended March 31, 1997 and 1996 were 1,863,828 shares and 1,306,303 shares respectively.

7.  New Accounting Pronouncements

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

FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement 125", defers for one year the effective date (a) of paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, or similar transactions, of paragraph 9-12 and 237(b) of Statement 125.

The effects of these Statements on the Bank's financial statements are not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Total Assets
         ------------
                  Total assets for the three months ending March 31, 1997, increased $2,293,292 or 4.8% since December 31, 1996. This increase in total assets resulted from a $1,051,239 increase in loans or 2.8%, an increase in federal funds sold of $1,293,000 or 78.1%, and an increase of $802,856 or 28.2% in cash and due from banks. This equates to an increase in earning assets of $1,339,841 or 3.2% in the three months ending March 31, 1997.

         Allowance for Loan Losses
         -------------------------
                  The allowance for loan losses, as of March 31, 1997, was $540,825. This is an increase of $37,811 or 7.5% since December 31, 1996. This gives the bank a 1.39% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

         Liabilities
         -----------
                  Total deposits for the three months ending March 31, 1997, increased $2,235,166 or 5.5% since December 31, 1996. Non-interest bearing deposits increased by $830,034 or 13.3% and interest bearing deposits increased by $1,405,132 or 4.1%.

         Stockholders' Equity
         --------------------
                  Total equity has increased by $235,446 or 4.0% since December 31, 1996. The increase was due to a first quarter profit of $240,853 and an increase in unrealized losses on securities available for sale of $15,407. Stock rights totaling $10,000 were also exercised during the quarter. This gives a primary capital to assets ratio of 12.36%.

         Interest Income
         ---------------
                  Interest income totaled $1,077,746 for the three months ending March 31, 1997, $209,059 or 24.1% higher than the three months ending March 31, 1996. This is a direct result of the increase in our earning assets, which increased the interest and fee income.

         Interest Expense
         ----------------
                  Total interest expense for the three months ending March 31, 1997 was $423,122, $67,317 or 18.9% higher than the three months ending March 31, 1996. Interest on deposits increased by $71,948 or 20.9% over the same period in 1996, and this was the result of an overall increase in deposits. Mortgage interest for the quarter was $6,126, $5,264 or 46.2% less than the same period in 1996. This reflects the payoff in the fourth quarter of 1996 of the mortgage on the bank's main office building.

         Net Interest Income
         -------------------
                  Net interest income for the three months ending March 31, 1997 was $654,624, $141,742 or 27.6% higher than the three months ending March 31, 1996. This was the result of an increase in our earning assets.

         Other Income
         ------------
                  Total other income for the three months ending March 31, 1997 was $92,049, $20,018 or 27.8% higher than the same period in 1996. This is a result of our increase in the demand deposit area, which has improved our service charge income.

        Other Expenses
        --------------
                  Total other expenses for the three months ending March 31, 1997 were $515,841, $103,477 or 25.1% higher than the three months ending March 31, 1996. Salary expense increased $49,983 or 24.6%, occupancy expense increased $17,693 or 50.3%, furniture and equipment expense increased by $3,058 or 17.5%, marketing expense increased $6,524 or 80.8%, and the FDIC assessment increased $6,955 or 695.5% over the same period in 1996. Directors fees were $16,950, an increase of 98.8% due to a change in the monthly meeting rates. Overdraft charge-offs reflect an increase of $12,434 or 246.8% as a result of some bad check returns and by purging demand deposit accounts. ATM expenses increased $11,255 or 127.5%. The net increase in other expenses is in part a result of moving one of the offices into a permanent facility from a mobile unit. In addition, the bank is getting primed to open two additional branches late in the second quarter of 1997. A portion of this increase in expense is directly attributable to the hiring of additional employees to staff these offices.

         Net Income
         ----------
                  Net income for the three months ending March 31, 1997 was $240,853, compared to $140,616 in the same period in 1996. This is an increase of $100,237 or 71.3% over the same period of 1996.

         Liquidity  and Capital Resources
         --------------------------------
                  The liquidity position of the Bank is less than its peer's because of a loan to deposit ratio of 89.5%. Management is maximizing earning assets, which exceed policy guidelines to improve profitability. This policy exception has been approved by Management and the Board of Directors. The core deposits of the bank continue to increase.

                      Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Change in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

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

               19.  Report furnished to security holders - N/A

               22. Published report regarding matters submitted to vote of security holders - N/A

               23.  Consents of experts and counsel - N/A

               24.  Power of attorney - N/A

               27.  Financial Data Schedule - N/A

               99.  Additional Exhibits - None

               (b) Reports on Form 8-K - None

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MARATHON FINANCIAL CORPORATION

DATE:  March 31, 1997                          /s/ DONALD L. UNGER
                                               ------------------------------
                                               DONALD L. UNGER
                                               PRINCIPAL EXECUTIVE OFFICER


DATE:  March 31, 1997                          /s/ FREDERICK A. BOARD
                                               -----------------------------
                                               FREDERICK A. BOARD
                                               PRINCIPAL FINANCIAL OFFICER