Form 10QSB
period 1997-06-30
MARATHON FINANCIAL CORP
filed 1997-08-12
CIK 854399

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                              -------------------

                                  Form 10-QSB

                Quarterly Report Pursuant of Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                              --------------------

                        For the quarterly period ended:

                                 June 30, 1997

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

                  Yes      X                                  No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

       Class                  Number of Shares               Outstanding at
    Common Stock                 2,055,983                      8/08/97

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The following financial statements are provided at the page numbers indicated.

         Consolidated Statements of Condition as of
         June 30, 1997 and December 31, 1996 . . . . . . . . . . . . . . .  3

         Consolidated Statements of Income for the Three Months and
         the Six Months Ended June 30, 1997 and 1996 . . . . . . . . .  . 4-5

         Consolidated Statements of Changes in
         Shareholders Equity for the Six
         Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . .  6

         Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 1997 and 1996 . . . . . . . . .  7-8

         Notes to Consolidated Financial Statements . . . . . . . . . .  9-12

                         MARATHON FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION

                                     as of
                      June 30, 1997 and December 31, 1996


           ASSETS                                                         6/30/97                     12/31/96
                                                                         --------                    ---------
Cash and due from banks                                                $ 3 659 922                  $ 2 846 434
Securities (fair value: 1997, $3,057,481 and
   1996, $3,337,690)                                                     3 054 217                    3 331 209
Federal funds sold                                                       2 743 000                    1 656 000
Loans, net                                                              41 745 025                   37 409 043
Bank premises and equipment, net                                         2 056 855                    1 587 342
Accrued interest receivable                                                237 650                      212 089
Other real estate                                                           18 123                       18 123
Other assets                                                               452 408                      226 600
                                                                       ------------                 ------------
                                                                       $53 967 200                  $47 286 840
                                                                       ============                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
         Non-interest bearing                                          $ 6 625 618                  $ 6 229 844
         Interest bearing                                               39 489 841                   34 495 443
                                                                        ----------                  ------------
                  Total deposits                                       $46 115 459                  $40 725 287
Interest expense payable                                                    80 099                       81 764
Accounts payable and accrued expenses                                      129 837                      273 900
Capital lease payable                                                      297 717                      315 652
                                                                       -------------                ------------
                  Total liabilities                                    $46 623 112                  $41 396 603
                                                                       =============                ============
STOCKHOLDERS' EQUITY
Preferred stock, Series A, 5% non-cumulative, no par
   value; 1,000,000 shares authorized; no shares
   issued and outstanding                                              $      - -                   $      - -
Common stock, $1 par value; 20,000,000 shares
   authorized; 1997, 2,055,983 shares issued and
   outstanding; 1996, 1,863,495 shares issued and
   outstanding.                                                          2 055 983                    1 863 495
Capital surplus                                                          7 815 453                    7 045 502
Retained earnings (deficit)                                             (2 524 076)                  (3 019 267)
Unrealized gain (loss) on securities available for sale                     (3 272)                         507
                                                                        ------------                ------------
         Total stockholders' equity                                    $ 7 344 088                  $ 5 890 237
                                                                        ------------                ------------

                                                                       $53 967 200                  $47 286 840
                                                                       =============                ============

          See Accompanying Notes to Consolidated Financial Statements

                         MARATHON FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME



                                                            For the Six Months                 For the Quarter
                                                              Ended June 30,                    Ended June 30,
                                                           1997          1996               1997            1996
                                                           ----          ----               ----            ----
Interest income:
 Interest and fees on loans                             $2 128 476     $1 696 282       $ 1 109 560      $   874 244
 Interest on securities held for
      maturity                                              28 453         24 242            10 773            7 892
 Interest on securities available
      for sale                                              43 249         17 890            21 551
 Interest on federal funds sold                             53 769         32 403            36 995           20 051
 Dividends on securities available
      for sale                                               8 030          7 536             5 352           20 278
                                                        ----------      ---------       -----------      -----------
    Total interest income                               $2 261 977     $1 778 353       $ 1 184 231      $   922 465
                                                        ----------     ----------       -----------      -----------

Interest expense:
 Interest on deposits                                   $  867 057     $  717 718       $   450 734      $   373 343
 Interest on leases and
      mortgage payable                                      12 102         22 547             5 976           11 157
 Interest on fed funds purchased                               673            414                                374
                                                        ----------     ----------       -----------      -----------

    Total interest expense                              $  879 832     $  740 679       $   456 710      $   384 874
                                                        ----------     ----------       -----------      -----------

    Net interest income                                 $1 382 145     $1 037 674       $   727 521      $   537 591

Provision for loan losses                                   78 000         72 500            43 000           42 500
                                                        ----------     ----------       -----------      -----------
Net interest income after
   provision for loan loss                              $1 304 145     $  965 174       $   684 521      $   495 091
                                                        ----------      ---------       -----------      -----------

Other income:
 Service charges on
         deposit accounts                               $  167 403     $  149 003       $    93 164      $    82 227
Commissions and fees                                        15 294         35 409             7 595           19 014
 Other                                                      16 406          9 450             6 295            7 791
                                                        ----------     ----------       -----------      -----------
    Total other income                                  $  199 103     $  193 862       $   107 054      $   109 032
                                                        ----------     ----------       -----------      -----------

                         MARATHON FINANCIAL CORPORATION
                                   (continued)
                        CONSOLIDATED STATEMENTS OF INCOME


Other expenses:
 Salaries and employee benefits                         $   540 333    $  408 531       $  286 848       $   205 029
 Net occupancy expense of
      premises                                              117 888        65 756           65 005            30 566
 Furniture and equipment                                     47 168        56 186           26 596            38 672
 Legal and professional                                      33 422        25 069           19 282             6 715
 Stationary and supplies                                     30 898        23 894           16 540             7 849
 Postage                                                     24 756        24 924           14 029            13 410
 Marketing                                                   41 599        32 531           26 996            24 451
 Directors' Fees                                             34 800        18 725           17 850            10 200
 ATM Expense                                                 35 181        18 417           15 098             9 589
 Overdraft Charge-offs                                       20 414         8 265            7 980             4 680
 Other                                                      169 332       169 110           83 726            85 950
                                                        -----------    ----------       ----------       -----------
   Total other expenses                                 $ 1 095 791    $  851 408       $  579 950       $   437 111
                                                        -----------    ----------       ----------       -----------
    Income before income taxes                          $   407 457    $  307 628       $  211 625       $   167 012
Provision for income taxes
    expense (benefit)                                   $   (87 734)   $    4 066       $  (42 713)      $     4 066
                                                        -----------    ----------       ----------       -----------
         Net income                                     $   495 191    $  303 562       $  254 338       $   162 946
                                                        ===========    ==========       ==========       ===========

Net income per share                                    $       .26    $      .23       $      .13       $       .12
                                                        ===========    ==========       ==========       ===========


          See Accompanying Notes to Consolidated Financial Statements

                         MARATHON FINANCIAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                For the Six Months Ended June 30, 1997 and 1996



                                                                                 Unrealized
                                                                               Gain(Loss) on
                                                                                  Securities      Retained
                                              Common             Capital         Available        Earnings
                                               Stock             Surplus          for Sale        (Deficit)
                                             ----------         ----------     -------------     ----------
Balance, December 31, 1995                   $1 306 303         $5 109 908      $    8 417      $(3 746 878)
   Net income - Jan - Jun. 1996                    -  -               -  -            -  -          303 562
   Change in unrealized gain
        (loss) on securities
        available for sale                         -  -               -  -         (18 352)            -  -
                                             ----------         ----------      ----------      -----------
Balance, June 30, 1996                       $1 306 303         $5 109 908      $   (9 935)     $(3 443 316)
                                             ==========         ==========      ==========      ===========


Balance, December 31, 1996                   $1 863 495         $7 045 502      $     (507)     $(3 019 267)
    Net income - Jan - Jun. 1997                   -  -               -  -            -  -          495 191
    Issuance of common stock/
         exercise of stock warrants
         (192,488)                              192 488            769 951            -  -             -  -
    Change in unrealized gain
         (loss) on securities
         available for sale                        -  -               -  -          (3 779)            -  -
                                             ----------         ----------      ----------      -----------
Balance, June 30, 1997                       $2 055 983         $7 815 453      $   (3 272)     $(2 524 076)
                                             ==========         ==========      ==========      ===========

          See Accompanying Notes to Consolidated Financial Statements

                  MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Six Months Ended June 30, 1997 and 1996



                                                                         1997                   1996
                                                                         ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $  495 191            $   303 562
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
        Amortization                                                      19 097                  5 451
        Depreciation                                                      64 499                 56 820
        Net discount accretion on securities                              (7 605)                (1 228)
        Provision for loan loss                                           78 000                 72 500
        Deferred tax (benefit)                                          (100 000)                  -  -
        Changes in assets and liabilities:
         (Increase) decrease in other assets                            (125 808)              (251 322)
         (Increase) decrease in accrued
               interest receivable                                       (25 561)               (40 108)
          Increase (decrease) in accounts payable
            and accrued expenses                                         (32 253)                27 862
         Increase (decrease) in interest
            expense payable                                               (1 666)                12 949
                                                                      ----------            -----------
Net cash provided by operating activities                             $  363 894            $   186 486
                                                                      ----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and principal
    payments on securities held to maturity                          $ 1 104 337            $   559 340
Proceeds from principal payments on
    securities available for sale                                           -  -                204 087
Purchase of securities held to maturity                                 (752 969)              (299 221)
Purchase of securities available for sale                                (70 550)              (473 203)
Net (increase) in loans                                               (4 413 982)            (2 894 659)
Purchase of bank premises and equipment                                 (553 109)               (96 281)
                                                                     -----------            -----------
   Net cash used in investing activities                             $(4 686 273)           $(2 999 937)
                                                                     -----------            -----------

                  MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                For the Six Months Ended June 30, 1997 and 1996




                                                                          1997                1996
                                                                          ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits,
    NOW accounts and savings accounts                                  $2 545 338          $1 055 295
Net increase in certificates of deposits                                2 844 835           4 188 690
Cash paid in lieu of fractional shares                                       -  -              (3 209)
Principal payments on mortgage payable                                       -  -             (11 757)
Principal payments on capital lease payable                               (17 935)            (14 322)
Cash dividends paid                                                      (111 810)               -  -
Proceeds from issuance of common stock                                    962 439                -  -
                                                                       ----------          ----------
    Net cash provided by financing activities                          $6 222 867          $5 214 697
                                                                       ----------          ----------

Increase in cash and cash equivalents                                  $1 900 488          $2 401 246
         Beginning                                                      4 502 434           3 856 876
                                                                       ----------          ----------
         Ending                                                        $6 402 922          $6 258 122
                                                                       ==========          ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
         Interest                                                      $  881 498          $  727 730
                                                                       ==========          ==========

         Income taxes                                                  $   12 266          $    4 066
                                                                       ==========          ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES

Unrealized (loss) on securities available for sale                     $   (3 779)         $  (18 352)
                                                                       ==========          ==========


          See Accompanying Notes to Consolidated Financial Statements

                         MARATHON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, and the result of operations and cash flows for the six months ended June 30, 1997 and 1996. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1996.

2. The results of operations for the six month period ended June 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

3. Securities held to maturity and available for sale as of June 30, 1997, and December 31, 1996, are:

                                           June 30, 1997      December 31, 1996
                                             Amortized            Amortized
                                                Cost                  Cost
                                           -------------      -----------------
Held to Maturity
----------------

US treasuries & obligations of
     US government corporations &
      agencies                              $1 051 378            $1 292 094
Obligations of state and political
      subdivisions                             251 130               251 227
Corporate securities                              -  -                99 952
Mortgage backed securities                        -  -                 7 986
                                            ----------            ----------
                                            $1 302 508            $1 651 259
                                            ==========            ==========

                                                Fair                Fair
                                               Value                Value
                                               -----                -----
US treasuries & obligations of
     US government corporations &
      agencies                              $1 050 541            $1 291 573
Obligations of state and political
      subdivisions                             255 231               258 165
Corporate securities                              -  -               100 000
Mortgage backed securities                        -  -                 8 002
                                            ----------            ----------
                                            $1 305 772            $1 657 740
                                            ==========            ==========

                                        June 30, 1997         December 31, 1996
                                          Amortized              Amortized
                                            Cost                    Cost
                                        -------------         -----------------
Available for Sale
------------------

Obligations of US government
     corporations & agencies                $1 347 998            $1 346 663
Mortgage backed securities                      33 583                34 930
Other                                          373 400               297 850
                                            ----------            ----------
                                            $1 754 981            $1 679 443
                                            ==========            ==========

                                               Fair                   Fair
                                               Value                  Value
                                               -----                  -----
Obligations of US government
    corporations & agencies                 $1 342 833            $1 345 184
Mortgage backed securities                      35 476                36 916
Other                                          373 400               297 850
                                            ----------            ----------
                                            $1 751 709            $1 679 950
                                            ==========            ==========

4.  The consolidated entity's loan portfolio is composed of the following:

                                           June 30, 1997      December 31, 1996
                                           -------------      -----------------
Commercial                                  $20 169 010           $18 719 817
Real estate-mortgage                          8 417 656             6 882 004
Real estate-construction                      4 325 433             3 886 066
Installment loans to individuals              9 406 319             8 424 170
                                            -----------           -----------
                                            $42 318 418           $37 912 057
Less: allowance for loan losses                 573 393               503 014
                                            -----------           -----------
Loans, net                                  $41 745 025           $37 409 043
                                            ===========           ===========

5.  Allowance for Loan Losses:

                                      June 30, 1997          December 31, 1996
                                      -------------          -----------------

Balance, beginning                      $ 503 014                $ 393 139
Provision charged to
     operating expense                     78 000                  165 000
Recoveries                                  4 963                    6 007
Loan losses charged to the allowance      (12 584)                 (61 132)
                                        ---------                ---------
Balance, ending                         $ 573 393                $ 503 014
                                        =========                =========

Non-accrual loans which were excluded from impaired loan disclosure under FASB 114 amounted to $281,267 on June 30, 1997 and $71,515 on December 31, 1996.

6.  Weighted average shares outstanding computation

The weighted average number of shares outstanding for the six month periods ended June 30, 1997 and 1996 were 1,877,773 shares and 1,306,303 shares respectively.

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

FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", defers for one year the effective date (a) paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, or similar transactions, of paragraph 9-12 and 237 (b) of Statement 125.

FASB Statement No 128, "Earnings per Share", was issued in February 1997 and establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPOS computation. This

Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

FASB Statement No. 129, "Disclosure of Information About Capital Structure", was issued in February 1997 and establishes standards for disclosing information about an entity's capital structure. It applies to all entities. This Statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion - 1966, and No. 15, Earnings per Share", and FASB Statement No. 47, "Disclosure of Long-Term Obligations", for entities that were subject to the requirements of those standards. This Statement is effective for financial statements for periods ending after December 15, 1997.

FASB Statement No. 130, "Reporting Comprehensive Income", was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general- purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997.

The effects of these Statements on the Bank's financial statements are not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total Assets

         Total assets for the six months ending June 30, 1997, increased $6,680,360 or 14.1% since December 31, 1996. This increase in total assets resulted from a $4,335,982 increase in loans or 11.6%, an increase in federal funds sold of $1,087,000 or 65.6%, and an increase of $813,488 or 28.6% in cash and due from banks. This equates to an increase in earning assets of $5,145,990 or 12.1% in the six months ending June 30, 1997.

Allowance for Loan Losses

         The allowance for loan losses, as of June 30, 1997, was $573,393. This is an increase of $70,379 or 14.0% since December 31, 1996. This gives the bank a 1.35% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

         Total deposits for the six months ending June 30, 1997, increased $5,390,172 or 13.2% since December 31, 1996. Non-interest bearing deposits increased by $395,774 or 6.4% and interest bearing deposits increased by $4,994,398 or 14.5%.

Stockholders' Equity

         Total equity has increased by $1,453,851 or 24.7% since December 31, 1996. The increase was due to a first half profit of $495,191. Stock rights totaling $962,439 were also exercised during the six months. This gives a primary capital to assets ratio of 13.6%.

Interest Income

         Interest income totaled $2,261,977 for the six months ending June 30, 1997, $483,624 or 27.2% higher than the six months ending June 30, 1996. This is a direct result of the increase in our earning assets, which increased the interest and fee income.

Interest Expense

         Total interest expense for the six months ending June 30, 1997 was $879,832, $139,153 or 18.8% higher than the six months ending June 30, 1996. Interest on deposits increased by $149,339 or 20.8% over the same period in 1996. This was the result of an overall increase in deposits. Mortgage and lease interest for the six months was $12,102 a decrease of $10,445 or 46.3% from the same period in 1996. The mortgage on the main bank was paid in full during the fourth quarter of 1996.

Net Interest Income

         Net interest income for the six months ending June 30, 1997 was $1,382,145, $344,471 or 33.2% higher than the six months ending June 30, 1996. This was the result of an increase in our earning assets.

Other Income

         Total other income for the six months ending June 30, 1997 was $199,103, $5,241 or 2.7% higher than the same period in 1996. This is a result of our increase in the demand deposit area, which has improved our service charge income.

Other Expenses

         Total other expenses for the six months ending June 30, 1997 were $1,095,791, $244,383 or 28.7% higher than the six months ending June 30, 1996. Salary expense increased $131,803 or 32.3%, occupancy expense climbed $52,132 or 79.3%, stationery and supplies expense increased by $7,004 or 29.3%, marketing expense jumped $9,068 or 27.9%, and legal and professional expense rose to $33,422, a $8,353 increase or 33.3% above the same period in 1996. Directors fees were $34,800, an increase of 85.8% due to a change in the monthly meeting rates. Overdraft charge-offs reflect an increase of $12,149 or 147.0% as a result of some bad check returns and by purging demand deposit accounts. ATM expenses climbed $16,764 or 91.0%. The net increase in other expenses is in part a result of moving one of the offices into a permanent facility from a mobile unit. In addition, the bank opened a new branch bank in June, 1997 and is preparing to open an additional branch during the third quarter of 1997. A portion of this increase in expense is directly attributable to the hiring of additional employees to staff these offices.

Net Income

         Net income for the six months ending June 30, 1997 was $495,191, compared to $303,562 in the same period in 1996. This is an increase of $191,629 or 63.1% over the same period of 1996.

Liquidity and Capital Resources

         The liquidity position of the Bank is less than it peer's because of a loan to deposit ratio of 89.9%. Management is maximizing earning assets, which exceed policy guidelines to improve profitability. This policy exception has been approved by Management and the Board of Directors. The core deposits of the bank continue to increase.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

                  None.

Item 2.  Change in Securities.

                  None.

Item 3.  Defaults upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its 1997 Annual Meeting of Shareholders on May 6, 1997. Of the 1,863,495 shares outstanding, 1,345,410 shares were either present or received by proxy. At the Annual Meeting, the following matters were acted upon by shareholders.

1. Election of Directors. The following persons were elected as Class I Directors of the Company to serve a three year term, with the votes For and Withheld as indicated:

  DIRECTOR                             FOR                    AGAINST
W. Houston Board, III               1,313,842                  31,568
Ralph S. Gregory                    1,342,989                   2,421
George R. Irvin, Jr.                1,343,392                   2,018

2.  1996 Long-term Incentive Plan

   FOR                AGAINST               ABSTAIN               TOTAL
1,029,731             130,565                5,875              1,166,171

88.3% of votes cast FOR

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

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

                  4. Instruments defining the rights of security holders, including Indentures - N/A

                  10.  Material contracts

                       Exhibit 10.1 401(k) Plan of Marathon Financial
                                             Corporation, incorporated herein by
                                             reference as Exhibit 10.1 to the
                                             Corporation's Registration
                                             Statement on Form S-1 filed August
                                             26, 1992 (File No. 33-51366).

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

                       Exhibit 10.3 Lease between The Marathon Bank and Post
                                             Office Plaza, L. C. for the branch
                                             office at 300 Warren Avenue, Front
                                             Royal, Virginia, incorporated
                                             herein by reference as Exhibit 10.3
                                             to the Corporation's Registration
                                             Statement on Form S-1 filed July
                                             26, 1996 (File No. 333-08995).

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

                       Exhibit 10.5 Lease between The Marathon Bank and the
                                             lessor, H. K. Benham, III for the
                                             branch office at 1447 North
                                             Frederick Pike, Winchester,
                                             Virginia.

                       Exhibit 10.6 1996 Long-Term Incentive Plan incorporated
                                             herein by reference as to the
                                             Corporation's Proxy Statement for
                                             1997 Annual Meeting of Stockholders
                                             filed April 7, 1997.

                  11. Statement re:Computation of Per Share Earnings - See attached

                  15.  Letter re:unaudited interim financial information - N/A

                  18.  Letter re:change in accounting principles - N/A

                  19.  Report furnished to security holders - N/A

                  22. Published report regarding matters submitted to vote of security Holders - N/A

                  23.  Consents of experts and counsel - N/A

                  24.  Power of attorney - N/A

                  27.  Financial Data Schedule - N/A

                  99.  Additional Exhibits - None

         (b)      There were no Form 8-K's filed during the quarter.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MARATHON FINANCIAL CORPORATION

DATE: June 30, 1997                            ______________________________
                                               DONALD L. UNGER
                                               PRINCIPAL EXECUTIVE OFFICER

DATE: June 30, 1997                            ______________________________
                                               FREDERICK A. BOARD
                                               PRINCIPAL FINANCIAL OFFICER