Form 10QSB
period 1997-09-30
MARATHON FINANCIAL CORP
filed 1997-11-13
CIK 854399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                           --------------------------

                                   Form 10-QSB

                Quarterly Report Pursuant of Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           --------------------------

                                For the quarterly
                                 period ended:

                               September 30, 1997

                           Commission File No. 0-18868

                         MARATHON FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


         Virginia                                                54-1560968
(State or other jurisdiction of                                (IRS employer
incorporation or organization)                               identification no.)

            4095 VALLEY PIKE
           WINCHESTER, VIRGINIA                                  22602
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code              (540) 869-6600

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES       X                NO
                    -------------             -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

       Class                    Number of Shares            Outstanding at
    Common Stock                    2,055,983                  11/7/97

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The following financial statements are provided at the page numbers indicated.

           Consolidated Statements of Condition as of
           September 30, 1997 and December 31, 1996 . . . . . . . . . . . .   3

           Consolidated Statements of Income for the Three Months and
           the Nine Months Ended September 30, 1997 and 1996 . . . . . . . . 4-5

           Consolidated Statements of Changes in
           Shareholders Equity for the Nine
           Months Ended September 30, 1997 and 1996 . . . . .  . . . . . . .   6

           Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 1997 and 1996 . . . . . . . . 7-8

           Notes to Consolidated Financial Statements . . . . . . . . . . . 9-12

                         MARATHON FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION

                                     as of

                    September 30, 1997 and December 31, 1996



                                ASSETS                       9/30/97         12/31/96
Cash and due from banks                                   $ 3 569 364      $  2 846 434
Securities (fair value: 1997, $ 3,888,314 and
   1996, $3,337,690 )                                       3 877 980         3 331 209
Federal funds sold                                          2 044 000         1 656 000
Loans, net                                                 44 567 688        37 409 043
Bank premises and equipment, net                            2 292 904         1 587 342
Accrued interest receivable                                   277 276           212 089
Other real estate                                              18 123            18 123
Other assets                                                  449 200           226 600
                                                          -----------      ------------
                                                          $57 096 535      $ 47 286 840
                                                          ===========      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest bearing                                   $ 7 457 499      $  6 229 844
   Interest bearing                                        41 501 943        34 495 443
                                                          -----------      ------------
                 Total deposits                           $48 959 442      $ 40 725 287
Interest expense payable                                       87 548            81 764
Accounts payable and accrued expenses                         145 421           273 900
Capital lease payable                                         288 509           315 652
                                                          -----------      ------------
                 Total liabilities                        $49 480 920      $ 41 396 603
                                                          -----------      ------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value; 20,000,000 shares
   authorized; 1997, 2,055,983 shares issued and
   outstanding; 1996, 1,863,495 shares issued and
   outstanding.                                           $ 2 055 983      $  1 863 495
Capital surplus                                             7 815 453         7 045 502
Retained earnings (deficit)                                (2 256 050)       (3 019 267)
Unrealized gain on securities available for sale                  229               507
                                                          -----------      ------------

                 Total stockholders' equity               $ 7 615 615      $  5 890 237
                                                          -----------      ------------

                                                          $57 096 535      $ 47 286 840
                                                          ===========      ============

          See Accompanying Notes to Consolidated Financial Statements

                         MARATHON FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME



                                                             For the Nine Months                  For the Quarter
                                                             Ended September 30,                 Ended September 30,
                                                          1997               1996             1997               1996
                                                          ----               ----             ----               ----
Interest income:
   Interest and fees on loans                          $3 372 427         $2 613 438       $1 243 951         $   917 156
   Interest on securities held for maturity                51 320             36 710           22 867              12 468
   Interest on securities available for sale               64 699             31 788           21 450              13 898
   Interest on federal funds sold                          91 073             77 736           37 304              45 333
   Dividends on securities available for sale              12 262              9 488            4 232               1 952
                                                       ----------         ----------       ----------         -----------
                 Total interest income                 $3 591 781         $2 769 160       $1 329 804         $   990 807
                                                       ----------         ----------       ----------         -----------


Interest expense:
   Interest on deposits                                $1 363 566         $1 138 115       $  496 509         $   420 397
   Interest on leases and mortgage payable                 17 885             33 465            5 783              10 918
   Interest on fed funds purchased                            673                414              - -                - -
                                                       ----------         ----------       ----------         -----------
                 Total interest expense                $1 382 124         $1 171 994       $  502 292         $   431 315
                                                       -----------        ----------       ----------         -----------


                 Net interest income                   $2 209 657         $1 597 166       $  827 512         $   559 492


Provision for loan losses                                 133 000            100 000           55 000              27 500
                                                       ----------         ----------       ----------         -----------

Net interest income after provision for loan loss      $2 076 657         $1 497 166       $  772 512         $   531 992
                                                       ----------         ----------       ----------         -----------


Other income:
   Service charges on deposit accounts                 $  274 184         $  223 383       $  106 781         $    74 380
   Commissions and fees                                    22 482             50 403            7 188              14 994
   Other                                                   22 215             11 601            5 809               2 151
                                                       ----------          ---------       ----------         -----------
                 Total other income                    $  318 881         $  285 387       $  119 778         $    91 525
                                                       ----------         ----------       ----------         -----------

                         MARATHON FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Continued)



Other expenses:
   Salaries and employee benefits               $  865 172          $  631 469           $  324 839          $   222 938
   Net occupancy expense of premises               197 225             101 844               79 337               35 626
   Furniture and equipment                          84 402              64 429               37 234               23 807
   Legal and professional                           37 712              31 622                4 290                6 553
   Marketing                                        68 301              48 625               26 702               16 094
   Stationary and Supplies                          54 881              35 792               23 983               11 898
   Postage                                          42 407              35 911               17 651               10 987
   Directors fees                                   52 250              30 760               17 450               12 035
   ATM expense                                      45 034              25 770                9 853                7 352
   Overdraft charge-offs                            51 629              17 004               31 215                8 739
   Other                                           271 042             255 577              101 710               71 366
                                                ----------          ----------           ----------          -----------
                 Total other expenses           $1 770 055          $1 278 803           $  674 264          $   427 395
                                                ----------          ----------           ----------          -----------


                 Income before income taxes     $  625 483          $  503 750           $  218 026          $   196 122


Provision for income taxes expense (benefit)    $ (137 734)         $    4 067           $  (50 000)         $      - -
                                                ----------          ----------           ----------          -----------


                 Net income                     $  763 217          $  499 683           $  268 026          $   196 122
                                                ----------          ----------           ----------          -----------



Net income per share                                  $.39                $.38                 $.14                 $.15
                                                      ----                ----                 ----                 ----


          See Accompanying Notes to Consolidated Financial Statements

                         MARATHON FINANCIAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             For the Nine Months Ended September 30, 1997 and 1996



                                                                               Unrealized
                                                                             Gain (Loss) on
                                                                              Securities      Retained
                                              Common           Capital        Available       Earnings
                                              Stock            Surplus        for Sale        (Deficit)
                                            ----------       ----------      -------------- -----------
Balance, December 31, 1995                  $1 306 303       $5 109 908      $    8 417     $(3 746 878)
   Net income-Jan-Sept, 1996                      - -              - -             - -          499 683
   Sale of common stock
       (567,192 shares), net of
              issuance cost, $210,689          567 192        2 058 079            - -            - -
   Unrealized gain (loss) on
        securities available
         for sale                                 - -              - -          (15 484)          - -
                                            ----------       ----------      ----------     -----------
Balance, September 30, 1996                 $1 873 495       $7 167 987      $   (7 067)    $(3 247 195)
                                            ----------       ----------      ----------     -----------

Balance, December 31, 1996                  $1 863 495       $7 045 502      $      507     $(3 019 267)
    Net income-Jan-Sept, 1997                     - -              - -             - -          763 217
    Issuance of common stock/exercise
         of stock warrants
         (192,488 shares)                      192 488          769 951            - -             - -
     Change in unrealized gain (loss) on
         securities available
          for sale                                - -             - -              (278)           - -
                                            ----------       ----------      ----------     -----------
Balance, September 30, 1997                 $2 055 983       $7 815 453      $      229     $(2 256 050)
                                            ----------       ----------      ----------     -----------

          See Accompanying Notes to Consolidated Financial Statements

                         MARATHON FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Nine Months Ended September 30, 1997 and 1996


                                                                               1997             1996
                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $   763 217      $   499 683
   Adjustments to reconcile net income
          to net cash provided by operating
          activities:
                 Amortization                                                   30 471           30 702
                 Depreciation                                                  111 759           62 577
                 Provision for loan loss                                       133 000          100 000
                 Deferred tax (benefit)                                       (150 000)            - -
                 Net discount accretion on securities                           (8 488)          (2 246)
                 Changes in assets and liabilities:
                    (Increase) in other assets                                 (72 600)         (34 172)
                    (Increase) in accrued
                         interest receivables                                  (65 187)         (52 044)
                    Increase (decrease) in accounts payable
                         and accrued expenses                                  (16 669)          31 256
                    Increase in interest
                         expense payable                                         5 784           22 162
                                                                           -----------      -----------
                 Net cash provided by operating
                     activities                                                731 287          657 918
                                                                           ===========      ===========

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and principal payments
        on securities held to maturity                                       1 107 993          559 340
   Purchase of securities held to maturity                                  (1 170 539)           - -
   Purchase of securities available for sale                                  (573 323)      (1 121 862)
   Proceeds from maturities and principal payments
       on securities available for sale                                         97 308          209 966
   Net (increase) in loans                                                  (7 291 645)      (6 534 877)
   Purchase of bank premises and equipment                                    (847 792)        (129 864)
                                                                           -----------      ------------
                 Net cash (used in) investing activities                   $(8 677 998)     $(7 017 297)
                                                                           -----------      -----------

                         MARATHON FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
             For the Nine Months Ended September 30, 1997 and 1996



                                                                 1997                   1996
                                                                 ----                   ----
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, NOW
        accounts, and savings accounts                        $4 464 954           $     711 491
   Net increase in certificates of deposits                    3 769 201               6 803 220
   Principal payments on mortgage payable                                                (17 802)
   Principal payments on capital lease payable                   (27 143)                (21 671)
   Net proceeds from issuance of common stock                    962 439               2 625 271
   Cash dividends paid                                          (111 810)                   - -
                                                              ----------           -------------
                 Net cash provided by financing activities    $9 057 641           $  10 100 509
                                                              ----------           -------------

   Increase in cash and cash equivalents                      $1 110 930           $   3 741 130

                 Beginning                                     4 502 434               3 856 876
                                                              ----------           -------------
                 Ending                                       $5 613 364               7 598 006
                                                              ==========           =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments  for:
          Interest                                            $1 376 340           $   1 149 832
                                                              ==========           =============

          Income Taxes                                        $   12 266           $       4 067
                                                              ==========           =============


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   ACTIVITIES

   Unrealized gain (loss) on securities
       available for sale                                     $     (278)          $     (15 484)
                                                              ==========           =============


          See Accompanying Notes to Consolidated Financial Statements

                         MARATHON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, and the result of operations and cash flows for the nine months ended September 30, 1997 and 1996. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1996.

2. The results of operations for the nine month period ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

3. Securities held to maturity and available for sale as of September 30, 1997 and December 31, 1996, are:

                                                    09/30/97        12/31/96
                                                   Amortized       Amortized
Held to Maturity                                     Cost            Cost
                                                  -----------     ----------

US treasuries & obligations of
       US government corporations & agencies      $1 451 312      $1 292 094
Obligations of state and political subdivisions      251 082         251 227
Corporate securities                                    - -           99 952
Mortgage backed securities                              - -            7 986
                                                  ----------      ----------
                                                  $1 702 394      $1 651 259
                                                  ==========      ==========


                                                      Fair          Fair
                                                     Value          Value
                                                  ----------      ----------

US treasuries & obligations of
       US government corporations & agencies      $1 456 841      $1 291 573
Obligations of state and political subdivisions      257 410         258 165
Corporate securities                                    - -          100 000
Mortgage backed securities                              - -            8 002
                                                  ----------      ----------
                                                  $1 714 251      $1 657 740
                                                  ==========      ==========

                                                    9/30/97         12/31/96
                                                   Amortized       Amortized
Available for Sale                                    Cost           Cost
                                                  ----------      ----------

US treasury securities & obligations
      of US government corporation & agencies     $1 752 009      $1 346 663
Mortgage backed securities                            32 299          34 930
Other                                                391 050         297 850
                                                  ----------      ----------
                                                  $2 175 358      $1 679 443
                                                  ==========      ==========


                                                      Fair           Fair
                                                     Value           Value
                                                  ----------      ----------

US treasury securities & obligations
      of US government corporations & agencies    $1 750 157      $1 345 184
Mortgage backed securities                            34 379          36 916
Other                                                391 050         297 850
                                                  ----------      ----------
                                                  $2 175 586      $1 679 950
                                                  ==========      ==========


4. The consolidated entity's loan portfolio is composed of the following:

                                                   9/30/97         12/31/96
                                                  ----------      ----------

Commercial                                        $21 993 098     $18 719 817
Real estate-mortgage                                7 909 009       6 882 004
Real estate-construction                            5 297 592       3 886 066
Installment loans to individuals                   10 005 489       8 424 170
                                                  -----------     -----------
                                                  $45 205 188     $37 912 057
Less:  allowance for loan losses                      637 500         503 014
                                                  -----------     -----------
Loans, net                                        $44 567 688     $37 409 043
                                                  ===========     ===========

5.  Allowance for Loan Losses:            9/30/97        12/31/96
                                         --------        --------

Balance, beginning                       $503 014        $393 139
Provision charged to operating expense    133 000         165 000
Recoveries                                 25 530           6 007
Loan losses charged to the allowance      (24 044)        (61 132)
                                         --------        --------
Balance, ending                          $637 500        $503 014
                                         ========        ========

     Nonaccrual loans which were excluded from impaired loan disclosure under FASB 114 amounted to $280,730 on September 30, 1997 and $71,515 on December 31, 1996.

6. Weighted average shares outstanding computation

     The weighted average number of shares outstanding for the nine-month periods ended September 30, 1997 and 1996 were 1,915,851 shares and 1,308,373 shares respectively.

7.  Stock Options Outstanding

The Corporation has granted 1,500 stock options to the Corporation's chief executive officer pursuant to his employment agreement with the Corporation. The stock options are exercisable at $5.00 per share. As of September 31, 1997, all 1,500 stock options were outstanding.

In August 1996, the Corporation's Board of Directors approved creation of the 1996 Long-Term Incentive Plan, which provides stock options to the employees and directors of the Corporation. Awards have been approved under such plan in the aggregate amount of 141,875 shares, 65,625 of which will be exercisable immediately. This plan was approved by the shareholders at the May 6, 1997 meeting.

8.  New Accounting Pronouncements

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

FASB Statement No. 130, "Reporting Comprehensive Income", was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in full set of general- purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 Total Assets

                 Total assets for the nine months ending September 30, 1997, increased $9,809,695 or 20.7% since December 31, 1996. This increase in total assets resulted from $7,158,645 increase in loans or 19.1%, an increase in securities of $546,771 or 16.4%, and an increase of $722,930 or 25.4% in cash and due from banks. This equates to an increase in earning assets of $8,093,416 or 19.1% for the nine months ending September 30, 1997. The increase in bank premises and equipment of $705,562 which reflects a 44.4% increase since December 31, 1996 is the result of the Bank opening two new branches and a major addition to the Main Office during the first nine months. This expansion was necessary to meet our customer needs.

                 Allowance for Loan Losses

                 The allowance for loan losses, as of September 30, 1997, was $637,500. This is an increase of $134,486 or 26.7% since December 31, 1996. This gives the bank a 1.41% allowance for loan losses to total gross loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

                 Liabilities

                 Total deposits for the nine months ending September 30, 1997, increased $8,234,155 or 20.2% since December 31, 1996. Non-interest bearing deposits increased by $1,227,655 or 19.7% and interest bearing deposits increased by $7,006,500 or 20.3%.

                 Stockholders' Equity

                 Total equity has increased by $1,725,378 or 29.3% since December 31, 1996. The increase was due to a nine month profit of $763,217. Stock warrants totaling $962,439 were also exercised during the nine months. This gives a primary capital to assets ratio of 13.3%.

                 Interest Income

                 Interest income totaled $3,591,781 for the nine months ending September 30, 1997, $822,621 or 29.7% higher than the nine months ending September 30, 1996. This is a direct result of the increase in our earning assets, which increased the interest and fee income.

                 Interest Expense

                 Total interest expense for the nine months ending September 30, 1997 was $1,382,124, $210,130 or 17.9% higher than the nine months ending September 30, 1996. Interest on deposits increased by $225,451 or 19.8% over the same period in 1996. This was the result of an overall increase in deposits. Mortgage and lease interest for the nine months was $17,885 a decrease of $15,580 or 46.6% from the same period in 1996. The mortgage on the main bank was paid in full during the fourth quarter of 1996.

                 Net Interest Income

                 Net interest income for the nine months ending September 30, 1997 was $2,209,657 $612,491 or 38.3% higher than the nine months ending September 30, 1996. This was the result of an increase in our earning assets.

                 Other Income

                 Total other income for the nine months ending September 30, 1997 was $318,881, $33,494 or 11.7% higher than the same period in 1996. This is a result of our increase in the demand deposit area, which has improved our service charge income.

                 Other Expenses

                 Total other expenses for the nine months ending September 30, 1997 were $1,770,055, $491,252 or 38.4% higher than the nine months ending September 30, 1996. Salary expense increased $233,703 or 37.0%, occupancy expense climbed $95,381 or 93.7%, stationery and supplies expense increased by $19,089 or 53.3%, marketing expense jumped $19,676 or 40.5%, and legal and professional expense rose to $37,712, a $6,090 increase or
                 19.3%  above  the same  period  in 1996.  Directors  fees  were
                 $52,250, an increase of 69.9% due to a change in the amounts paid to Directors per meeting. Overdraft charge-offs reflect an increase of $34,625 or 203.6% as a result of a bad check returned that was previously taken on deposit. ATM expenses climbed $19,264 or 74.8%. This cost reflects the seven additional ATM's placed in service during the first nine months of 1997. The net increase in other expenses is due mainly to the expansion of our facilities and the additional staffing that this growth required. During the latter part of 1996 one of the offices moved into a permanent facility from a mobile unit. In addition, the bank opened two new branches during 1997, one in June and the second in September. The bank is also undergoing a major addition to the main office which will double the office space at that location. This addition is expected to be completed by early 1998.

                 Net Income

                 Net income for the nine months ending September 30, 1997 was $763,217, compared to $499,683 in the same period in 1996. This is an increase of $263,534 or 52.7% over the same period of 1996.

                 Liquidity and Capital Resources

                 The liquidity position of the Bank is less than it peer's because of a loan to deposit ratio of 92.3%. Management is maximizing earning assets, which exceed policy guidelines to improve profitability. This policy exception has been approved by Management and the Board of Directors. The core deposits of the bank continue to increase.

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


                                           MARATHON FINANCIAL CORPORATION



DATE:  September 30, 1997                  /s/ DONALD L. UNGER
                                           -------------------------------------
                                           DONALD L. UNGER
                                           PRINCIPAL EXECUTIVE OFFICER




DATE:  September 30, 1997                  /s/ FREDERICK A. BOARD
                                           -------------------------------------
                                           FREDERICK A. BOARD
                                           PRINCIPAL FINANCIAL OFFICER