Form 10KSB
period 1997-12-31
MARATHON FINANCIAL CORP
filed 1998-03-31
CIK 854399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   December 31, 1997
                          ------------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transitions periods from ____________________ to _______________________

Commission file number :                    0-18868
                        --------------------------------------------------------
                         Marathon Financial Corporation
                 (Name of small business issuer in its charter)

              Virginia                                54-1560968
--------------------------------------   ---------------------------------------
   State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization

                  4095 Valley Pike, Winchester, Virginia 22602
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Issuer's telephone number, including area code                    (540) 869-6600
                                               ---------------------------------

Securities registered under Section 12(b) of the Act:  None

                Securities registered under section 12(g) of the
                      Exchange Act Common Stock, Par Value
                                 $1.00 per share
--------------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [x] Yes [ ] No

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

   Total revenues for the year ended  December 31, 1997 were $5,469,833.

   The aggregate market value of the voting stock held by non-affiliates of the registrant was $14,079,843 as of March 13, 1998. The aggregate market value was computed by using a market price of $9.00 per share.

   As of March 13, 1998, the number of shares outstanding of the registrant's common stock was 2,055,983.


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders ("1998 Proxy Statement") are incorporated by reference in Part III of this Form 10-KSB.

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

                                     Part I

Item 1.  Description of Business

General

     Marathon Financial Corporation ("the Corporation") is a bank holding company that was incorporated under the laws of the Commonwealth of Virginia in June 1989. The Corporation owns all of the outstanding stock of its sole subsidiary, The Marathon Bank ("the Bank"), which was incorporated in August 1987 and acquired by the Corporation in October 1990, in accordance with the Plan of Exchange approved by the shareholders of the Bank in June 1990. The Corporation is headquartered in Frederick County, Virginia, operating in the Bank's offices in the Marathon Financial Center, 4095 Valley Pike, Winchester, Virginia. On August 12, 1993, The Marathon Bank opened a branch location at 300 Warren Avenue, Post Office Plaza, Front Royal in Warren County, Virginia. On February 13, 1995, The Marathon Bank opened a branch located at 1041 Berryville Avenue, Winchester, Virginia. During 1997, The Marathon Bank opened two offices. A branch located at 1447 North Frederick Pike, Winchester, Virginia was opened on June 18, 1997 and a branch located at 1014 South Main Street, Woodstock, Virginia was opened on September 22, 1997. The Corporation is a holding company for the Bank and is not directly engaged in the operation of any other business.

     The Bank, which is chartered under the laws of the Commonwealth of Virginia, conducts a general banking business through its offices. The Bank's deposits are insured under the Federal Deposit Insurance Act and the Bank is a member of the Federal Reserve System. As of December 31, 1997, the Bank employed 52 persons on a full-time basis.

     The Bank is engaged in the business of offering banking services to the general public. It offers checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile, and other installment and term loans. It also offers travelers checks, safe deposit, collection, notary public and other customary bank services (other than trust services) to its customers. The three principal types of loans made by the Bank are: (1) commercial and industrial loans; (2) real estate loans; and (3) loans to individuals by household, family, and other consumer expenditures. The Bank's premises include drive-up facilities. There are ATM's located at each of our offices and an additional five off-premise ATM's.

     The banking business in the area served by the Bank (the counties of Frederick, Clarke, Shenandoah, and Warren, Virginia) is highly competitive with respect to both loans and deposits. In the Bank's primary service area, there are approximately six commercial banks (including four large, Virginia-wide banks with multiple offices) offering services ranging from deposits and real estate loans to full service banking. The Bank is the newest and smallest commercial bank in its service area. Certain of the commercial banks in this service area have higher lending limits than the Bank and may provide various services for their customers that are not offered by the Bank. In addition, there can be no assurance that other financial institutions, with substantially greater resources than the Corporation and the Bank, will not establish operations in the Bank's service area.

Recent Developments

    In December, 1997, the bank had virtually completed an addition consisting of approximately 3,600 square feet to the main office. The addition increased the size of the building by 50 percent enabling the bank to better serve the needs of a growing customer base.

     In June 1992, the Corporation issued one stock purchase warrant for each share of preferred stock purchased in a private offering. A total of 200,688 warrants were issued, entitling the holder to purchase one share of common stock for each warrant at a price of $5.00 per share until June 30, 1997. During 1997, 192,488 warrants were exercised and 8,200 warrants expired. The stock is now listed on the NASDAQ Small Cap Market under the symbol MFCV.

Supervision and Regulation

     The Corporation is a registered bank holding company subject to regulation and examination by the Federal Reserve under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act.") It is required to file with the Federal Reserve periodic reports and any additional information that it may require under the Bank Holding Company Act. The Bank Holding Company Act also requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring substantially all of the assets of direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned. The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these provisions is for acquiring shares of a company engaged in activities found by the Federal Reserve to be so closely related to banking or managing banks as to be a proper incident thereto.

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

                            INDEX                                         Page
Table  1  Consolidated Financial Data                                          5
Table  2  Average Balance Sheets, Net Interest Income and Rates          6 and 7
Table  3  Changes in Net Interest Income Attributable to Rate
          and Volume                                                           8
Table  4  Types of Investment Securities                                       9
Table  5  Securities Maturity Analysis                                        10
Table  6  Composition of the Loan Portfolio                                   11
Table  7  Maturity Schedule of Selected Loans                                 12
Table  8  Summary of Risk Elements                                            13
Table  9  Summary of Loan Loss Experience                                     14
Table 10  Allocation of the Reserve for Loan Losses                           15
Table 11  Deposits and Rates                                                  16
Table 12  Maturities of CDs in Excess of $100,000                             17
Table 13  Analysis of Liquid Assets                                           18
Table 14  Minimum Capital Requirements                                        19
Table 15  Financial Ratios                                                    20
Table 16  Short-Term Borrowings                                               21
Table 17  Interest Sensitivity Analysis                                       22

                      Table 1 - Consolidated Financial Data

     The following selected consolidated financial data is based upon the Corporation's audited financial statements and related notes and should be read in conjunction with such financial statements and notes.


                                                                      For the Years Ended December 31,
                                                 ----------------------------------------------------------------------------
                                                          1997           1996            1995           1994         1993
                                                          ----           ----            ----           ----         ---
                                                                   (in thousands except per share data)

At Period End:
Loans-net of unearned income
   and allowance for loan losses                          $ 50 517       $ 37 409        $ 28 774       $ 22 618    $  18 149
Allowance for loan losses                                      576            503             393            299          225
Total assets                                                64 826         47 287          36 070         27 682       22 379
Deposits                                                    56 435         40 725          32 622         24 604       19 606
Stockholders' equity                                         7 711          5 890           2 678          2 244        1 934

Income Summary:
Interest income                                              4 882          3 789           2 940          2 251        1 625
Interest expense                                             1 943          1 614           1 252            849          717
                                                          --------       --------        --------       --------    ---------
   Net interest income                                    $  2 939       $  2 175        $  1 688       $  1 402    $     908
Provision for (recovery of)
    loan losses                                                133            165             113            151           12
                                                          --------       --------        --------       --------    ---------

Net interest income after
   provision for (recovery of)
   loan losses                                            $  2 806       $  2 010        $  1 575       $  1 251    $     896
Other income                                                   587            430             281            242           93
Other expenses                                               2 583          1 746           1 435          1 175          909
                                                          --------       --------        --------       --------     --------
Income before income taxes                               $     810       $    694        $    421       $    318    $      80
Income taxes (benefits)                                       (188)          (145)            - -            - -          - -
                                                         ---------       --------        --------       --------     --------

   Net income                                            $     998       $    839        $    421       $    318    $      80
                                                         =========      =========       =========       =========    ========

Per Share Data:   *
Book value at period ended                                   $3.75          $3.16           $2.05          $1.75        $1.52
Net income , basic                                             .51            .58             .35            .30          .08
Net income, assuming dilution                                  .50            .58             .35            .30          .08
Cash dividends declared                                    143 920        111 810             - -            - -          - -
Average common shares outstanding                        1 951 172      1 445 601       1 205 443      1 082 615    1 055 466



* Changed to reflect stock dividend in 1996.

        Table 2 - Average Balance Sheets, Net Interest Income and Rates

     Table 2 illustrates average balances of total earning assets and total interest-bearing liabilities for 1997 and 1996 and shows the average distribution of assets, liabilities, stockholder's equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purpose of this table and other statistical disclosures were calculated by using the daily average balances.



                                                              December 31, 1997                      December 31, 1996
                                                 ---------------------------------------------  -----------------------------------
                                                    Average       Earnings/        Yield/         Average        Earnings/   Yield/
      Assets                                      Balances (1)     Expense          Rate         Balances (1)     Expense    Rate
      ------
                                                 -----------------------------  --------------  --------------------------------


Interest Earning Assets:
  Loans, net of unearned discounts(2)           $ 42 875 769      $ 4 559 365        10.6%       $ 33 282 661   $ 3 554 808   10.7%
  Securities                                       2 996 467          193 445         6.5%          2 092 113       131 013    6.3%
  Federal funds sold                               2 428 532          129 844         5.3%          1 951 410       103 606    5.3%
                                                ------------      -----------                    ------------   -----------
Total interest earning assets                   $ 48 300 768      $ 4 882 654        10.1%       $ 37 326 184   $ 3 789 427   10.2%
                                                                  -----------                                   -----------


Non-Interest Earning Assets:
  Cash and due from banks                          3 139 921                                        2 643 922
  Bank premises and equipment                      2 051 763                                        1 411 295
  Intangible assets                                        0                                                0
  Other assets                                       672 261                                          585 713
  Allowance for loan losses                         (569 367)                                        (452 202)
                                                ------------                                      -----------

Total assets                                    $ 53 595 346                                     $ 41 514 912
                                                ============                                     ============




                                                         December 31, 1997                      December 31, 1996
                                            ---------------------------------------------  ---------------------------------------
                                               Average       Earnings/        Yield/         Average        Earnings/      Yield/
Liabilities and Stockholders' Equity         Balances (1)     Expense          Rate         Balances (1)     Expense        Rate
------------------------------------        -----------------------------  --------------  ---------------------------------------


Liabilities:
  Interest-bearing deposits                $ 39 478 773    $ 1 918 099           4.9%      $ 31 654 328     $ 1 566 223     4.9%
  Federal funds purchased                        13 340            673           5.0%             5 361             155     2.9%
  Notes payable                                 298 727         24 637           8.2%           473 195          48 275    10.2%
                                            -----------     ----------                     ------------     -----------

Total interest-bearing liabilities         $ 39 790 840    $ 1 943 409           4.9%      $ 32 132 884     $ 1 614 653     5.0%
                                                            ----------                     ------------

  Non-Interest-Bearing Liabilities:
   Liabilities:
      Demand deposits                         6 945 771                                       5 588 802
      Other liabilities                         199 905                                         174 211
                                            -----------                                    ------------
  Total liabilities                        $ 46 936 516                                    $ 37 895 897
   Stockholders' equity                       6 658 830                                       3 619 015
                                            -----------                                    ------------

Total liabilities and stockholders' equity $ 53 595 346                                    $ 41 514 912
                                            ===========                                    ============

Net Interest Earnings                                      $ 2 939 245                                      $ 2 174 774
                                                            ==========                                     ============

Net Interest Yield on Earnings Assets                                            6.1%                                       5.8%
                                                                              =======                                      =====


(1) Average balances are calculated using daily balances for each category in 1996 & 1997.

(2) Non-accrual loans are included in the average balance of this category.

     Table 3 - Changes in Net Interest Income Attributable to Rate & Volume

                                                                 December 31,                           December 31,
                                                                1997 vs. 1996                          1996 vs. 1995
                                                 ---------------------------------------------  ---------------------------
                                                               Due to Change In                      Due to Change In
                                                    Volume           Rate           Total         Volume         Rate       Total
                                                    ------           -----         -----         ------         -----      ------
Loans                                             $1 038 221      $(33 664)    $1 004 557    $  742 058     $   26 676    $ 768 734
Securities                                            58 161         4 271         62 432        35 840          7 766       43 606
Federal funds sold                                    26 238                       26 238        41 190         (4 413)      36 777
                                                  ----------      ---------    -----------    ----------    -----------    --------

Total interest earned on interest
       bearing assets                             $1 122 620      $(29 393)    $1 093 227    $  819 088     $   30 029    $ 849,117
                                                  ----------      ---------    -----------    ----------    -----------    --------

Interest-bearing deposits                         $  351 876             0     $  351 876    $  363 080              0    $ 363 080
Federal funds purchased                                  348           170            518          (828)          (553)      (1 381)
Notes payable                                        (15 431)       (8 207)       (23 638)       (1 865)         2 581          716
                                                  ----------      ---------    -----------    ----------    -----------    --------

Total interest paid on interest-bearing
        liabilities                               $  336 793      $ (8 037)    $  328 756    $  360 387     $    2 028    $ 362 415
                                                  ----------      ---------    -----------    ----------    -----------    --------

Net interest income                               $  785 827      $(21 356)    $  764 471    $  458 701     $   28 001    $ 486 702
                                                  ==========      =========    ===========    ==========    ===========   =========

                    Table 4 - Types of Investment Securities

    Table 4 summarizes the book value of securities for the two years ending December 31, 1997 and 1996.

             Table 4 - Book Value of Securities Available for Sale
             -----------------------------------------------------

                                                     For the Years Ended
                                                         December 31,
                                                 -----------------------------
                                                     1997            1996
                                                     ----            ----
U.S. Treasury securities and obligations
       of U.S. government agencies and
       corporations                                $ 1 383 775    $ 1 346 663
Obligations of state & political
      subdivisions                                           0              0
Other securities                                       395 200        332 780
                                                 --------------  -------------
                                                    $1 778 975    $ 1 679 443
                                                 ==============  =============

              Table 4 - Book Value of Securities Held to Maturity
              ---------------------------------------------------

                                                     For the Years Ended
                                                         December 31,
                                                 -----------------------------
                                                     1997            1996
                                                     ----            ----
U.S. Treasury securities and obligations
       of U.S. government agencies and
       corporations                                $1 452 899     $1 292 094
Obligations of state and political
    subdivisions                                      254 033        251 227
Other securities                                            0        107 938
                                                 --------------  -------------
                                                   $1 706 932     $1 651 259
                                                 ==============  =============

     At December 31, 1997, the securities book value was $3,485,907 and the market value was $3,506,666, compared to December 31, 1996 values of $3,330,702 and $3,337,690, respectively. As of December 31, 1997, there were no obligations by any one issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. Agencies and Corporations, which in the aggregate exceeded 10% of stockholders' equity.

                     Table 5 - Securities Maturity Analysis

     Table 5 sets forth the maturity of distribution and weighted average yields of the securities portfolio at December 31, 1997. The weighted average yields are calculated on the book value of the portfolio and on securities interest income adjusted for amortization of premium and accretion of discount.


                                                                      December 31, 1997
                                                 ------------------------------------------------------------
                                                                                       After One But
                                                       Within One Year               Within Five Years
                                                 -----------------------------  -----------------------------
                                                    Amount          Yield          Amount          Yield
                                                 --------------  -------------  --------------  -------------

U.S. Treasury securities and obligations
    of U.S. government agencies and
    corporations                                  $399 808          5.22%          $1 651 793      6.04%
Obligations of State & political subdivisions      153 000         10.00%
Other securities
                                                 --------------                 --------------
    Total                                         $552 808          6.92%          $1 651 793      6.04%
                                                 ==============                 ==============


                                                                      December 31, 1997
                                                 ------------------------------------------------------------
                                                        After Five But
                                                        Within Ten Years              After Ten Years
                                                 ------------------------------------------------------------
                                                    Amount          Yield          Amount          Yield
                                                 --------------  -------------  --------------  -------------
U.S. Treasury securities and obligations
    of U.S. government agencies and
    corporations                                   $753 276          6.75%        $ 31 797          9.01%
Obligations of State & political subdivisions       101 033          7.10%
Other securities                                                                   395 200          5.83%
                                                 --------------                 --------------
   Total                                           $854 309          6.79%        $426 997          6.07%
                                                 ==============                 ==============


                  Table 6 - Composition of the Loan Portfolio

     The following table summarizes the composition of the loan portfolio at December 31, 1997 and 1996.

                                                                                December 31,
                                                                 --------------------------------------------
                                                                     1997                           1996
                                                                     ----                           ----

Commercial                                                        $24 399 929                    $18 719 817
Real estate - mortgage                                             10 065 627                      6 882 004
Real estate - construction                                          6 075 464                      3 886 066
Installment loans to individuals                                   10 552 548                      8 424 170
                                                                 -------------                  -------------
                                                                  $51 093 568                    $37 912 057
Less allowance for loan losses                                        576 497                        503 014
                                                                 -------------                  -------------

Net loans                                                         $50 517 071                    $37 409 043
                                                                 ===============                =============

   The Corporation had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 1997 or 1996.

  There were no categories of loans that exceeded 10% of outstanding loans at December 31, 1997, which were not disclosed in Table 6.

  In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in the accompanying financial statements. At December 31, 1997, commitments for standby letters of credit totaled $664,357 and commitments to extend credit totaled $7,193,712. At December 31, 1996, commitments for standby letters of credit totaled $293,581 and commitments to extend credit totaled $4,331,307.

                 Table 7 - Maturity Schedule of Selected Loans

The table below presents the maturities of selected loans outstanding at December 31, 1997.

                                                                  After One
                                                    Within        But Within        After
                                                   One Year       Five Years     Five Years        Total
                                                 --------------  -------------  --------------  -------------

Commercial                                         $12 926 891    $10 861 952       $611 086     $24 399 929
Real estate - construction                           5 972 684         62 780         40 000       6 075 464
                                                 -----------------------------      ----------  -------------
                                                   $18 899 575    $10 924 732       $651 086     $30 475 393
                                                 ==============================     ==========  =============


Interest sensitivity on such loans maturing after one year:
         Fixed                                                                                   $10 427 477
         Variable                                                                                  1 148 341
                                                                                                -------------
               Total                                                                             $11 575 818
                                                                                                =============


                       Table 8 - Summary of Risk Elements


     The following table details information concerning non-accrual, past due and restructured loans as of December 31 for each of the years indicated:

                                                         December 31,
                                                  --------------------------
                                                     1997            1996
                                                  -----------    ------------
Non-accrual loans                                 $   38 116     $   71 515
Loans past due 90 days or more                       172 855         58 996
Restructured loans                                        --             --
                                                 --------------  -------------
                                                  $  210 971      $ 130 511
                                                 ==============  =============


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

     Non-accrual loans at December 31, 1997 were $38,116, compared to $71,515 for 1996. Approximately $8,519 of interest income would have been recorded if interest had accrued in 1997.

     As of December 31, 1997, the Corporation had a total of $210,971 in non-accrual, 90 days past due and restructured loans, compared to $130,511 in 1996. This was an increase of $80,460 or 62%.

     On December 31, 1997, the Corporation had $38,116 in non-accrual loans, which consist of $29,031 in installment loans, $6,543 in commercial loans and $2,542 in credit card loans. The $172,855 in 90 days past due consists of $35,266 in installment loans, and $105,366 in mortgage loans, and $32,223 in credit card loans.

     As of December 31, 1997, the Corporation had no loans in addition to the past due and non-accrual loans mentioned above that are considered to be potential problem loans.

The Corporation's management and Board of Directors have reviewed the asset quality of the Bank's loan portfolio and the Bank's loan loss reserve and have found it to be adequate.

                   Table 9 - Summary of Loan Loss Experience

                                                     1997            1996
                                                     ----            ----

Balance, beginning of period                      $ 503 014      $ 393 139
Less Charge-off's:
        Commercial                                   37 340         23 929
        Real estate - mortgage                            0              0
        Real estate - construction                        0              0
        Installment loans to individuals             50 000         37 203
                                                 --------------  -------------
                Total                            $   87 340     $   61 132
                                                 --------------  -------------

Plus Recoveries:
        Commercial                               $  19  988      $      951
        Real estate - mortgage                            0               0
        Real estate - construction                        0               0
        Installment loans to individuals              7 835           5 056
                                                 --------------  -------------
                 Total                           $   27 823      $    6 007
                                                 --------------  -------------

Additions charged to operating expense           $  133 000      $  165 000
                                                 --------------  -------------

Balance, end of period                           $  576 497      $  503 014
                                                 ==============  =============

Ratio of net charge-offs during the period
   to average loans outstanding during the
   period                                              0.14%          0.17%

     The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The provision for loan losses is determined periodically by management upon consideration of several factors, including changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the assessment of problem loans, and an analysis of anticipated economic conditions in the market area. An analysis of the allowance for loan losses, including charge-off activity, is presented above for the years ended December 31, 1997 and 1996.

              Table 10 - Allocation of the Reserve for Loan Losses

     The following table reflects management's allocation of the reserve for loan losses for the years ended December 31, 1997 and 1996.


                                                      December 31, 1997              December 31, 1996
                                                      -----------------              -----------------
                                                                  % of Loans to               % of Loans to
                                                     Amount       Total Loans       Amount      Total Loans
                                                 ------------------------------------------------------------

Commercial                                         $ 490 022         47.7%        $ 427 562         49.4%
Real estate - mortgage                                11 530         19.7%           10 060         18.2%
Real estate -  construction                           28 825         11.9%           25 151         10.2%
Installment loans to individuals                      46 120         20.7%           40 241         22.2%
                                                 --------------  -------------  --------------  -------------
                                                   $ 576 497        100.0%        $ 503 014        100.0%
                                                 ==============  =============  ==============  =============


                         Table 11 - Deposits and Rates

     The following table details the average amount of, and the average rate paid on the following primary deposit categories for the years ended December
31, 1997 and 1996.


                                                     December 31, 1997              December 31, 1996
                                                     -----------------              -----------------

                                                    Average        Average         Average        Average
                                                    Balance          Rate          Balance          Rate
                                                 --------------  -------------  --------------  -------------

Non-interest bearing:
   Demand deposits                                 $ 6 945 771                    $ 5 588 802
                                                 ----------------               ----------------
Interest-bearing:
   Demand deposits                                 $ 7 783 740       3.3%         $ 5 774 727       3.4%
   Savings deposits                                  5 272 418       3.3%           5 040 481       3.2%
   Time deposits                                    26 422 615       5.6%          20 839 120       5.8%
                                                 --------------                 --------------

                                                   $39 478 773       4.9%         $31 654 328       4.9%
                                                 ----------------               ----------------

                                                   $46 424 544                    $37 243 130
                                                 ================               ================

     The Corporation primarily uses deposits to fund its loans and investment securities. The Corporation offers individuals and small-to-medium-size businesses a variety of deposits accounts. Deposit accounts, including checking, savings, money market and certificates of deposit, are obtained primarily from the communities which the Corporation services.

               Table 12 - Maturities of CDs in Excess of $100,000

     The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more as of December 31, 1997.

                                                     Amount         Percent
                                                     ------         -------

Three months or less                             $   114 267           1.6%
Over three - six months                              956 118          13.4%
Over six - twelve months                           3 349 325          47.0%
Over twelve months                                 2 708 059          38.0%
                                                 --------------  -------------
     Total                                       $ 7 127 769         100.0%
                                                 ==============  =============

     Certificates of deposit in amounts of $100,000 or more were $7,127,769 at December 31, 1997. This represents 22.1% of the total certificates of deposit balance of $32,281,155 at December 31, 1997. The Corporation does not solicit such deposits. Further, the Corporation does not aggressively bid for public funds deposits in large denominations, as such deposits may require the pledging of investment securities.

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

                      Table 13 - Analysis of Liquid Assets

     Liquidity is a measure of the Corporation's ability to generate sufficient cash to meet present and future obligations in a timely manner. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Corporation. The Corporation's ability to fund these daily commitments at December 31, 1997 and 1996 is illustrated in the table below:

                                                        December 31,
                                                     1997            1996
                                                 --------------  -------------

Liquid Assets:
   Cash and due from banks                         $ 3 477 382    $ 2 846 434
   Federal funds sold                                3 570 000      1 656 000
   U.S. government agency securities                 2 836 674      2 681 675
                                                 --------------  -------------
        Total liquid assets                        $ 9 884 056    $ 7 184 109
                                                 ==============  =============

Total deposits and other liabilities               $57 114 628    $41 396 603
                                                 =============== ==============

Ratio of liquid assets to deposits
   and other liabilities                                  17.3%          17.4%
                                                 ==============  =============


     The high loan to deposit ratio (89.5%) as of December 31, 1997, has provided the opportunity for the Corporation to achieve a high return on its deposits. For the year ended December 31, 1997, the Corporation experienced a return on assets of 1.86% and a net interest margin of 6.13%.

     The source of new funds is very strong for both long-term and short-term duration. The growth in deposits was $15.7 million (38.6%) during 1997. The Corporation also has access to overnight federal funds from correspondent banks totaling up to $4.5 million. In addition, management believes that the opportunity for the sale of loans on the market is good. The Corporation's loan portfolio contains loans of high yields and it enjoys a recent history of low loan charge-offs.

                    Table 14 - Minimum Capital Requirements

     The following table indicates the Federal Reserve's minimum capital requirements and the Corporation's ability to reach such minimum capital requirements for the periods indicated.

                                                         December 31,
                                                 -----------------------------
                                                          1997           1996
                                                          ----           ----
Minimum capital requirements
  set by the Federal Reserve:
      Tier 1 risk-based capital ratio                    4.00%          4.00%
      Total risk-based capital ratio                     8.00%          8.00%
Actual capital ratios of the Corporation:
      Tier 1 risk-based capital ratio                   14.97%         15.72%
      Total risk-based capital ratio                    16.09%         16.97%

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

     As indicated in Table 14 above, at December 31, 1997 and December 31, 1996, the Corporation met the Federal Reserve's minimum capital requirements.

                          Table 15 - Financial Ratios

     The  following  table  summarizes   ratios  considered  to  be  significant
indicators of the Corporation's profitability and financial condition for the years ended December 31, 1997 and 1996.


                                                                      For the Years Ending
                                                                          December 31,
                                                                 -------------------------------
                                                                         1997            1996
                                                                 -------------  --------------

Return on average assets
   (Net income/average total assets)                                     1.86%           2.02%
                                                                 =============  ==============

Return on average equity
   (Net income/average equity)                                          14.99%          23.19%
                                                                 =============  ==============

Dividends payment ratio
   (Dividends declared /
      Net income)                                                       14.42%          13.32%
                                                                 =============  ==============

Average equity to average asset ratio                                   12.42%           8.70%
                                                                 =============  ==============


                        Table 16 - Short-Term Borrowings

     The Corporation had no short-term borrowings with an average balance outstanding of more than 30% of stockholders' equity for the years ended December 31, 1997 and 1996.

                    Table 17 - Interest Sensitivity Analysis

                                                                              December 31, 1997
                                                                              -----------------
                                                                   90 DAYS                          OVER
                                                   1 - 90 DAYS    to 1 YEAR       1-5 YEARS       5 YEARS          TOTAL
                                                 -------------- --------------  --------------  -------------  --------------

Earning Assets:
    Loans                                            $12 314        $10 562         $27 663           $555         $51 094
    Investment Sec - HTM                                 303            100             700            604           1 707
    Investment Sec - AFS                                   0            150             952            677           1 779
    Fed Funds Sold                                     3 570              0               0              0           3 570
                                                 --------------  -------------  --------------  -------------  --------------

    Total Earning Assets                             $16 187        $10 812         $29 315         $1 836         $58 150
                                                 --------------  -------------  --------------  -------------  --------------


Interest-Bearing Liabilities:
   Interest Checking                                                                  5 154                          5 154
   Regular Savings                                                                    5 921                          5 921
   Money Market Savings                                5 087                                                         5 087
   Certificate of Deposit:
      $100,000 and Over                                  114           4 305          2 709                          7 128
      $100,000 and Under                               3 616          12 560          8 977                         25 153
                                                 --------------  -------------  --------------  -------------  --------------

   Total Interest-Bearing Liabilities                 $8 817         $16 865        $22 761        $     0         $48 443
                                                 ==============  =============  ==============  =============  ==============

Period GAP                                            $7 370         $(6 053)       $ 6 554        $ 1 836
                                                 ==============  =============  ==============  =============

Cumulative GAP                                        $7 370         $ 1 317        $ 7 871        $ 9 707
                                                 ==============  =============  ==============  =============

Cumulative GAP/Earn Assets                             12.67%           2.26%         13.54%         16.69%
                                                 ==============  =============  ==============  =============


     The present interest rate sensitivity position of the Corporation reflects a favorable impact upon earnings in the event of rising interest rates. A rate increase of as much as 200 basis points could have a favorable impact on net interest income of approximately 4.2% in the first year. Conversely, a decrease in the rate structure of 200 basis points could have a negative impact on net interest income of approximately 4.8%. The current earning assets and deposit structure of the Corporation suggest that these trends in changes in net interest income would continue beyond 1997 given a rate change of this magnitude.

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

     On June 18, 1997, the Bank opened a second Winchester Branch at 1447 North Frederick Pike, Winchester, Virginia. The Bank entered into a lease on January 13, 1997 with a termination date of December 31, 2006. The Bank has two five-year options to extend the lease. The monthly lease payment is $1,750.

     On September 22, 1997, the Bank opened its Shenandoah County Branch at 1014 South Main Street, Woodstock, Virginia. A new lease was executed by the Bank on September 1, 1997, for five years with a monthly lease payment of $500 for the first year, $700 per month for the second year, $800 per month for the third year, $900 per month for the fourth year and $1,000 per month for the fifth year. The bank has options to extend that lease for two five-year options.

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

                                    Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Corporation's common stock is listed on the NASDAQ Small Cap Market under the symbol MFCV. Prior to the common stock's listing on NASDAQ on October 3, 1996, there were occasional transactions in the stock and management assisted in matching persons interested in buying or selling the stock. The trades of which management is aware between January 1, 1995 and October 3, 1996 occurred at or about $5.00 per share. For the quarter ending December 31, 1996, the high and low bid prices of the common stock on NASDAQ were $5.00 and $3.88, respectively. During 1997 warrants totaling 192,488 were exercised for the same number of shares of common stock at a price of $5.00 per share. For the year of 1997, the low bid price was $4.75 on January 3, and the high bid price was $10.00 per share on December 8. This bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     At December 31, 1997, the Corporation had approximately 1,020 stockholders of record.

     Under state law, without the consent of the Virginia Bureau of Financial Institutions, the Corporation may not pay dividends until it has restored any deficit in its capital funds as originally paid in. Dividends from the Bank serve as the primary funding to the Corporation for dividend payment. The Corporation declared a $.07 per share cash dividend to stockholders of record as of January 17, 1998 to be paid in January of 1998. Previously, cash dividends of $.06 per share had been paid in January of 1997.

Item 6.  Management's Discussion and Analysis or Plan of Operations

     Marathon Financial Corporation is the holding company for The Marathon Bank. The following discussion and analysis of the financial condition and results of operations of the Corporation for the years ending December 31, 1997, 1996 and 1995 should be read in conjunction with the consolidated financial statements and related notes included as Exhibit 99.1 in this Form 10-KSB.

Results of Operation

     The major component of the Corporation's net earnings is net interest income, which is the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is effected by changes in volume, resulting from growth and variations in balance sheet composition, as well as fluctuations in interest rates and maturities of source and uses of funds. Management seeks to maximize net interest income by managing the balance sheet and determining the optimal product mix with respect to yields on assets and costs of funds in light of projected economic conditions, while maintaining an acceptable level of risk.

     Interest income totaled $4,882,654, $3,789,427 and $2,940,310 for the years ending December 31, 1997, 1996 and 1995, respectively. This represents an increase of $1,093,227 or 29% in 1997 and $849,117 or 29% in 1996. Interest
expense totaled $1,943,409, $1,614,653 and $1,252,238 for the years ending December 31, 1997, 1996 and 1995, respectively. This is an increase of $328,756 or 20% in 1997 and $362,415 or 29% in 1996. The increase in 1997 was the result of significant growth in the Bank's deposit base due to the opening of two new branches.

     Net interest income, before provision for loan losses, was $2,939,245 for the year ending December 31, 1997, up $764,471 or 35% over the $2,174,774 reported for the same period in 1996. In 1996, net interest income before provision for loan losses, increased $486,702 or 29% from $1,688,072 in 1995.

     An additional $133,000 was placed into the provision for loan losses in 1997, giving a year-end balance of $576,497 or 1.13% of total loans. In 1996, the provision was $165,000 giving a year-end balance of $503,014 or 1.33% of total loans. The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. The allowance is reviewed by management and the Board of Directors on a regular basis considering several factors including changes in the character and size of the loan portfolio, related loan loss experiences, a review and examination of overall loan quality, the assessment of problem loans, and an analysis of anticipated economic conditions in the market. Based on that analysis, management believes that the year-end balance was sufficient to cover anticipated losses.

     Non-interest income totaled $587,179, $430,178 and $281,329 for the years ending December 31, 1997, 1996, and 1995, respectively. This represents an increase of $157,001 or 36% in 1997 over 1996. This was the result of an increase in service charge income and other income.

     Non-interest expense totaled $2,582,796, $1,746,265 and $1,435,441 for the years ending December 31, 1997, 1996 and 1995, respectively. This represents an increase of $836,531 or 48% in 1997 and an increase of $310,824 or 22% in 1996. The additional expense in 1997 was attributable to increases in salaries, depreciation and occupancy expenses associated in the opening of two new branches in Winchester and Woodstock, Virginia. The 1996 increase was caused by additional occupancy expenses as a result of the Front Royal Branch's move into a permanent building at midyear.

     Net income for the years ending December 31, 1997, 1996 and 1995 was $998,362, $839,421 and $420,541, respectively. This represents an increase of $158,941 or 18.9% in 1997 over 1996 net income.

Capital Adequacy

     Total stockholders equity on December 31, 1997 was $7,711,414, an increase of $1,821,177 or 31% from $5,890,237 in 1996. The Corporation's primary capital-to-asset ratio was 11.9% in 1997 versus 12.4% in 1996. This exceeds the Federal Reserve requirement of 6% for bank holding companies. On September 26, 1996, the bank completed a public offering in which 567,192 shares of common stock were sold at $5.00 per share, resulting in $2,539,038 of new capital after payment of fees and expenses associated with the offering. Marathon repurchased 10,000 shares of stock for $46,252 on October 23, 1996. During 1997, the bank issued 192,488 shares of common stock in exchange for the same number of outstanding warrants exercised at $5.00 per share. This resulted in $962,440 of new capital.

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

Other Matters

     In accordance with sound management policy and Federal Reserve directives, the bank appointed a Year 2000 coordinator in early 1997. A review of computer software and related hardware was initiated and completed. Items that were not Year 2000 compliant were identified. Third party software vendors and hardware maintenance providers were contacted and have submitted estimates to bring non-compliant processes up to Year 2000 compatibility. A significant portion of the expenditures required are related to bringing hardware up to date and as much of this hardware was scheduled to be replaced in the ordinary course of business, no adverse effect on earnings as a result of Year 2000 required changes are expected. The Bank's major software provider has already made its software Year 2000. The Bank expects to have major systems Year 2000 compliant by 4th quarter 1998. Remaining systems will be completed in early 1999. All systems should be installed and fully tested by mid 1999.

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

     FASB Statement No. 130, "Reporting Comprehensive Income", was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

     Additionally during June of 1997, the FASB issued FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information." FASB No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for financial statements for periods beginning after December 31, 1997.

      The  effects  of  these  Statements  on  the  Corporation's   consolidated
financial statements are not expected to be material.

Item 7.  Financial Statements

     Financial Statements are included in this Form 10-KSB as Exhibit 99.1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

     The information required by Items 9, 10, 11 and 12 of Part III has been incorporated herein by reference to the Corporation's 1998 Proxy Statement as set forth below in accordance with General Instruction E.3 of Form 10-KSB.

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
                       Compliance With Section 16(a) of the Exchange Act

     Information relating to directors and executive officers of the Company is set forth in the sections entitled "Election of Directors", Nominees" and "Continuing Directors" of the 1998 Proxy Statement and is incorporated herein by reference.

     Information relating to compliance with Section 16(a) of the Exchange Act is set forth in the section entitled Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference.

Item 10.  Executive Compensation

     Information regarding compensation of officers and directors is set forth in the sections entitled "Executive Compensation", "Employment Contracts, Termination of Employment and Changes in Control Arrangements" and "Directors' Compensation" in the 1998 Proxy Statement and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning the security ownership of certain beneficial owners and management is set forth in the section entitled "Nominees", "Continuing Directors" and "Security Ownership of Certain Beneficial Owners" in the 1998 Proxy Statement and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is set forth in the section entitled "Transactions with Management and Board of Directors" in 1998 Proxy Statement and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibit Index

      2.  Not applicable.

      3. (I) Articles of Incorporation. Incorporation by reference as Exhibit 3(I) to the Corporation's Registration Statement on Form S-1 filed on August 26, 1992 (File No. 33-51366).

            (ii) By-laws. Incorporated by reference as Exhibit 3(ii) to the Corporation's Registration Statement on Form S-1 filed on August 26, 1992 (File No. 33-51366).

     4. Not applicable.

     9.  Not applicable.

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

          Exhibit 10.5 Lease between The Marathon Bank and the Lessors, Keith R. Lantz and Mary G. Lantz for land upon which the Bank has placed a double-wide modular unit to house the branch office at 1014 South Main Street, Woodstock, Virginia, filed herein (File No. 0-18868).

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

 27.  Financial Data Schedule.

 28.  Not applicable.

 99.  Additional Exhibits.

        Exhibit  99.1            The  following   consolidated   financial
                                 statements of the Corporation including the related notes and the report of the independent auditors, are included herein:

                                1.  Independent Auditor's Report.

                                2. Consolidated Balance Sheets - December 31, 1997 and 1996.

                                3.  Consolidated Statement of Income - Years
                                    Ended December 31, 1997, 1996 and 1995.

                                4.  Consolidated   Statements  of  Changes  in
                                    Stockholders'  Equity-Years Ended December
                                    31, 1997, 1996 and 1995.

                                5.  Consolidated Statements of Cash Flows -
                                    Years Ended December 31, 1997, 1996 and
                                    1995.

                                6.  Notes to Consolidated Financial Statements.

(b) Reports on Form 8-K. No reports were filed by the registrant during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                 MARATHON FINANCIAL CORPORATION

DATE                                                             (Registrant)

March ________, 1998                                             By:  ______________________________
                                                                       Donald L. Unger, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



DATE                                                             SIGNATURE AND TITLE
----                                                             -------------------


-------------------------------------------------                --------------------------------------------
                                                                 Frank H. Brumback, Director


-------------------------------------------------                --------------------------------------------
                                                                 Robert W. Claytor, Director


-------------------------------------------------                --------------------------------------------
                                                                 Clifton L. Good, Director


-------------------------------------------------                --------------------------------------------
                                                                 Thomas W. Grove, Director


-------------------------------------------------                --------------------------------------------
                                                                 Ralph S. Gregory, Director


-------------------------------------------------                --------------------------------------------
                                                                 Joseph W. Hollis, Director


-------------------------------------------------                --------------------------------------------
                                                                 George R. Irvin, Jr., Director


-------------------------------------------------                --------------------------------------------
                                                                 Gerald H. Kidwell, Director


-------------------------------------------------                --------------------------------------------
                                                                 Lewis W. Spangler, Director


-------------------------------------------------                --------------------------------------------
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

 9.  Not applicable.

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

         Exhibit 10.5 Lease between The Marathon Bank and the Lessors, Keith R. Lantz and Mary G. Lantz for land upon which the Bank has placed a double-wide modular unit to house the branch office at 1014 South Main Street, Woodstock, Virginia, filed herein. (File No. 0-18868).

11.  Statement re:  Computation of Per Share Earnings. *

13.  Not applicable.

16.  Not applicable.

18.  Not applicable.

21. Subsidiary of Marathon Financial Corporation, incorporated herein by reference as Exhibit 21 to the Corporation's Registration Statement on Form S-1 filed July 26, 1996 (File No. 333-08995).

22.  None.

23.  Not applicable.

24.  Not applicable.

27.  Financial Data Schedule. *

28.  Not applicable.

99.  Additional Exhibits.

           Exhibit 99.1       The   following    consolidated   financial
                              statements  of  the   Corporation   including  the
                              related notes and the report of the independent auditors, are included herein:*

                              1. Independent Auditor's Report.

                              2. Consolidated Balance Sheets - December 31, 1997
                                 and 1996.

                              3. Consolidated Statement of Income - Years Ended
                                 December 31, 1997, 1996 and 1995.

                              4. Consolidated   Statements   of   Changes   in
                                 Stockholders' Equity-Years Ended December 31, 1997, 1996 and 1995.

                              5. Consolidated Statements of Cash Flows - Years
                                 Ended December 31, 1997, 1996 and 1995.

                              6. Notes to Consolidated Financial Statements.

(b) Reports on Form 8-K. No reports were filed by the registrant during the fourth quarter of 1997.

*Filed Herewith.

Exhibit 10.5

     THIS LEASE. Made this 1st day of September , 1997, by and between KEITH R. LANTZ and MARY G. LANTZ, husband and wife, and VIRGINIA L. GOCHENOUR, widow, hereinafter sometimes referred to as "Landlord", parties of the first part, and THE MARATHON BANK, a Virginia Banking Corporation, hereinafter sometimes referred to as "Tenant".

     WITNESSETH: That the Landlord in consideration of the rents and covenants hereinafter reserved on the part of the Tenant to be paid and performed has agreed to let and does hereby let, lease and demise to the Tenant and the Tenant does hereby take and hire from the Landlord .853 acre having a road frontage on U.S. Route 11 of 141.1 feet as shown on that certain drawing of G.W. Clifford and Associates, a copy of which is attached hereto and made a part hereof by this reference.

     This is a portion of the real estate which was devised to Allen L. Gochenour in the Will of Maggie Gochenour dated the 27th day of January, 1959, probated on the 9th day of December, 1965, of record in the Clerk's Office of the Circuit Court of Shenandoah County, Virginia, in Will Book 52, page 706. Allen L. Gochenour died intestate on the 24th day of November, 1977, seised and possessed of the above described real estate. He left surviving him as his only heirs at law, his widow, Virginia L. Gochenour, and one son, James A., Gochenour. By Deed dated the 21st day of December, 1977, recorded in the aforesaid Clerk's Office in Deed Book 378, page 01, the said James A. Gochenour, single, conveyed unto Virginia L. Gochenour and Keith R. Lantz, two of the Grantors herein, all of his undivided two-thirds (2/3) right, title and interest in and to the real estate of which the above described and conveyed lot was a portion.

     The term of this lease shall be for five years commencing on the 1st day of September, 1997, and expiring on the 31st day of August, 2002, at a rental of FORTY-SIX THOUSAND EIGHT HUNDRED DOLLARS ($46,800.00) payable as follows: FIVE HUNDRED DOLLARS ($500.00) per month for the first year; SEVEN HUNDRED DOLLARS ($700.00) per month for the second year; EIGHT HUNDRED DOLLARS ($800.00) per month for the third year; NINE HUNDRED DOLLARS ($900.00) per month for the fourth year; and ONE THOUSAND DOLLARS ($1,000.00) per month for the fifth year. In the event the Tenant exercises its option hereunder to renew this lease, the monthly rent payment will be ONE THOUSAND DOLLARS ($1,000.00) increased by the percentage increase in the CPI from January 1, 2002, of the year of rent with a minimum increase of 3% and a maximum increase of 5%.

     This lease is granted and accepted upon the foregoing and the following covenants and conditions and subject to the following restrictions, to all and everyone of which the parties consent; and each of the parties hereby expressly covenant and agree to keep, perform and observe all of the terms, covenants and conditions herein contained on its part to be kept, performed and observed.

     1. The Tenant shall well and truly pay to the Landlord, at the address set forth above, or at such other place as the Landlord may designate in writing, mailed or delivered to the Tenant, the rent herein reserved, without demand therefor, on the days and in the manner and amounts herein prescribed for the payment hereof.

     2. The Tenant shall be permitted to place a double-wide modular unit on the demised premises containing approximately 1,100 square feet with a drive-in window at the rear of the facility with a automatic teller machine (ATM). The Tenant shall be permitted to build a permanent facility on the demised premises with a canopy for three drive-ins.

     Upon the termination of this lease, any improvements made to the real estate shall become the property of the Landlord unless the option to purchase hereunder is exercised during the term of the lease.

     3. The Landlord requires no security deposit from the Tenant.

     4. The Tenant shall be responsible for all repairs, maintenance to any improvements made on the demised premises, including, but not limited to, electrical, heating, air conditioning, plumbing, infrastructure and facilities as well as any parking area.

     5. During the term of this lease the Tenant shall pay 58.5% of the real estate tax attributed to this real estate as it applies to the land value in addition to all improvements made by the Tenant imposed on the demised real estate by the state, county or other lawful governmental authority as well as all personal property and business taxes imposed by the state, county or other lawful governmental authority until such time as the Landlord subdivides the real estate and a separate tax bill is issued for the demised premises by the state, county or other lawful governmental authority.

     6. The parties expressly agree that this lease is executed in order that the Tenant may conduct business of a banking operation upon the premises and that the demised premises shall not be put to any other use without the prior written consent of the Landlord.

     7. This lease may not be assigned or transferred and the premises may not be sublet either in whole or in part by Tenant without the Landlord's prior written consent. This lease may not be assigned or transferred and the premises may not be sublet either in whole or in part by the Tenant without the Landlord's prior written consent unless the assets of the Tenant shall be purchased by another banking corporation, which said banking corporation shall be subject to all the terms and provisions contained herein.

     8. The Landlord reserves the right to enter upon the premises for the purposes of inspecting the demised premises and any improvements located thereon, but the said inspection shall not unreasonably interfere with the Tenant's business operations.

     9. The Tenant shall maintain all public or common areas located on the demised premises from all physical and fire hazards. The Tenant shall adequately insure all improvements, including public or common areas for fire, casualty, hazard and liability. The Tenant shall be responsible for insuring its personal property and shall be responsible for liability within the demised premises. The Landlord shall be added as a additional insured to the insurance policy, which shall have a minimum amount of liability coverage in the amount of 1,000,000.00.

     10. All notices required to be sent under the provisions of this lease to the Landlord and Tenant by one another shall be in writing and sent by U.S. Mail, certified, return receipt requested, to:

       LANDLORD:                                 KEITH R. LANTZ
                                                 MARY G. LANTZ
                                                 VIRGINIA L. GOCHENOUR
                                                 254 East Reservoir Road
                                                 Woodstock, Virginia 22664

      TENANT:                                    The Marathon Bank
                                                 4095 Valley Pike
                                                 Winchester, Virginia 22602

Either party may, at any time, by giving notice, set forth a different address to which notices may be sent.

     11. If suit is brought to enforce any covenant of this lease or for the breach of any covenant contained herein, the losing party shall pay the prevailing party a reasonable attorney fee, which will be fixed by the Court, in addition to Court costs.

     12. It is expressly agreed that if at any time during the term of this lease, the Tenant shall be adjudged bankrupt or insolvent by any federal or state court of competent jurisdiction, the Landlord may declare this lease to be terminated and cancelled and may take possession of the demised premises. In the event of any such bankruptcy or insolvency of the Landlord or in the event the premises are sold, Tenant may elect to terminate this lease, but he will not be required to do so.

     13. This lease shall be automatically extended for two (2) five year (5) terms unless the Tenant notifies the Landlord in writing at least ninety (90) days prior to the termination of the then current lease that it is not extending the lease. The Tenant, upon constructing the permanent facility contemplated hereunder, shall have the right to extend the term of the said lease to a twenty
(20) year term under the same terms and conditions set forth herein.

     14. The Landlord, or his successors and/or assigns, shall not sell the demised premises without first offering the property to the Tenant upon certain terms, prices and conditions as set forth in writing to the Tenant. The Tenant shall have the option to purchase the property under said terms, prices and conditions as contained in the said notice for a period of thirty (30) days after receiving the said written notice. In the event the Tenant does not exercise this option, Landlord shall have the right to sell the demised premises under the same terms, prices and conditions for a period of one hundred twenty
(120) days thereafter. In the event the demised premises are not sold, then the demised premises will continue to be subject to the Tenant's right of first refusal as provided for in this paragraph.

     15. It is understood and agreed that if the demised premises are deemed untenantable by fire or other unavoidable casualty, the Landlord shall not be obligated to rebuild the building or reconstruct the demised premises and the Tenant shall not be obligated to pay the rent thereon during the time the premises shall be unoccupied or unfit for occupancy because of said destruction or untenantable conditions; but if the demised premises and buildings thereon shall be restored within a reasonable time thereafter and during the time of this lease, the rent shall again commence to accrue from and after the date of such restoration; but if the Tenant fails to rebuild and restore the premises in a reasonable time thereafter the Landlord may, at its option, either consider this lease to be cancelled and terminated or to rebuild and restore said premises.

     16. If any monthly installment of rent herein called for remains overdue and unpaid for ten (10) days, the Landlord shall impose a penalty of five percent (5%) of the monthly rental payment for each month overdue. If any monthly installment of rent and interest as herein called for remains overdue and unpaid for thirty (30) days, the Landlord, may, at their option at any time during such default declare this lease terminated and take possession of the demised premises. In addition, the Landlord reserves unto itself all of the rights given to the Landlord under the laws of the Commonwealth of Virginia. In the event of default or breach of this lease agreement, the Tenant agrees that it shall be responsible for all costs and expenses of the Landlord in the enforcement hereof, including, but not limited to, reasonable attorney fees. The Landlord acknowledges any and all obligations as may be provided by law to mitigate damages in the event of breach hereunder.

     17. It is further understood that the Tenant will bear all expenses for permits, site plan approval, survey and all necessary requirements of the Town of Woodstock. It is also understood that all necessary approvals for site plans will have to be done in the name of the Landlord on behalf of the Tenant.

     18. It is expressly agreed between the parties hereto that the Tenant shall maintain the demised premises in a clear and neat condition and that the Tenant shall be prohibited from storing any unused junk or debris on the premises.

     19. On the last day of the term herein demised, or upon sooner termination hereof, the Tenant shall peacefully and quietly leave, surrender and deliver up the demised premises, broom clean, reasonable wear and tear excepted. The Tenant agrees to indemnify and save harmless the Landlord from all damage to the building, contents thereof owned by the Landlord, and the surrounding premises, caused by the Tenant or by their guests or invitees.

     20. If the whole or a substantial part of the demised premises shall be taken for any public or quasi-public use under any statue or right of eminent domain, or private purchase in lieu thereof, then when possession shall be taken hereunder of the demised premises, or any part thereof, the term herein demised and all rights of the Tenant hereunder, shall immediately cease and terminate and the rent shall be adjusted as to the time of such termination.

     21. It is further understood between the parties hereto that in the event the Landlord places the demises premises for sale, the Tenant shall have the right of first refusal during the term of this lease.

     22. This instrument contains all agreements and conditions made between the parties hereto, and it may not be modified, altered or changed orally or in any manner, other than by agreement in writing, signed by all parties hereto, or their successors in interest.

     23. This instrument shall be construed in accordance with the laws of the Commonwealth of Virginia.

     24. The agreement contained herein shall apply to and inure to the benefit of and be binding upon the parties hereto and upon their successors in interest or personal representatives.

     IN WITNESS WHEREOF, the parties hereto have execute this lease in duplicate as of the day and year first above written.


                                                                                                              (SEAL)
                                                                 --------------------------------------------
                                                                               Keith R. Lantz


                                                                                                               (SEAL)
                                                                 --------------------------------------------
                                                                                Mary G. Lantz


                                                                                                               (SEAL)
                                                                 --------------------------------------------
                                                                            Virginia L. Gochenour


                                                                 THE MARATHON BANK:


                                                                 By: ________________________________________________



                                                                                -----------------------------
                                                                                          (Title)

STATE OF VIRGINIA AT LARGE, To-Wit:

     The foregoing instrument was acknowledged before me in Shenandoah County, Virginia, this _________ day of _________, 1997, by Keith R. Lantz and Mary G. Lantz.

                     My commission expires: _________________________________.


                                                                 ------------------------------------------------------------
                                                                                        Notary Public
STATE OF VIRGINIA AT LARGE, To-Wit:

     The foregoing instrument was acknowledged before me in Shenandoah County, Virginia, this ____________ day of _______, 1997, by Virginia L. Gochenour.

                 My commission expires: ___________________________________.


                                                                 ------------------------------------------------------------
                                                                                        Notary Public
STATE OF VIRGINIA AT LARGE, To-Wit:

     The foregoing  instrument was acknowledged  before me in Shenandoah County,
Virginia,      this     ___________     day     of     _______,     1997,     by
___________________________________,  _______________,  (Title), of The Marathon
Bank.

                My commission expires: ___________________________________.


                                                                 ------------------------------------------------------------
                                                                                        Notary Public



EXHIBIT 11

MARATHON FINANCIAL CORPORATION

Computation of Weighted Average Shares Outstanding and Earnings Per Share

                                  Weighted Shares Outstanding End of Month
                                  ----------------------------------------


                                                                     1997           1996
                                                                     ----           ----

January                                                           1 863 495       1 306 303
February                                                          1 863 495       1 306 303
March                                                             1 864 462       1 306 303
April                                                             1 865 495       1 306 303
May                                                               1 874 000       1 306 303
June                                                              1 874 000       1 306 303
July                                                              1 938 226       1 306 303
August                                                            2 055 983       1 306 303
September                                                         2 055 983       1 306 303
October                                                           2 055 983       1 863 495
November                                                          2 055 983       1 863 495
December                                                          2 055 983       1 863 495
                                                                 -------------  --------------
                                                                 23 423 088      17 347 212
                           Divided by                             12 months       12 months
                                                                 -------------  --------------

     Weighted Shares Outstanding                                  1 951 924       1 445 601
                                                                 =============  ==============

     Net Income                                                  $  998 362      $  839 421
                                                                 =============  ==============

     Net Income Per Share, Basic                                      $0.51           $0.58
                                                                 =============  ==============

     Net Income Per Share, Assuming Dilution                          $0.50           $0.58
                                                                 =============  ==============