Form 10QSB
period 1998-03-31
MARATHON FINANCIAL CORP
filed 1998-05-15
CIK 854399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                              --------------------

                                  Form 10-QSB

                Quarterly Report Pursuant of Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                               ------------------

                        For the quarterly period ended:

                                 March 31, 1998

                          Commission File No. 0-18868

                         MARATHON FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


              Virginia                                    54-1560968
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

            4095 VALLEY PIKE
       WINCHESTER, VIRGINIA                                    22602
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number,                                 (540) 869-6600
including area code

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes       X                    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

    Class                  Number of Shares           Outstanding at
    -----                  ----------------           --------------
 Common Stock                  2,055,983                   5/08/98

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

The following financial statements are provided at the page numbers indicated.

          Consolidated Statements of Condition as of
          March 31, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Income for
          the Three Months Ended March 31, 1998 and 1997. . . . . . . . . . . .4

          Consolidated Statements of Changes in
          Shareholders Equity for the Three
          Months Ended March 31, 1998 and 1997. . . . . . . . . . . . . . . . .5

          Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 1998 and 1997. . . . . . . . . . .6-7

          Notes to Consolidated Financial Statements. . . . . . . . . . . . 8-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . 11-14

Part II.  Other Information

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .. .15

         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 15-16

Signature . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . .  18

                  MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION
                                     as of
                      March 31, 1998 and December 31, 1997

        ASSETS                                                                  3/31/98                   12/31/97
                                                                                -------                   --------
Cash and due from banks                                                       $ 3,891,765               $ 3,477,382
Securities (fair value: 1998, $4,743,770 and
  1997, $3,506,666)                                                             4,736,406                 3,490,709
Federal funds sold                                                              7,057,000                 3,570,000
Loans, net                                                                     52,823,793                50,517,071
Bank premises and equipment, net                                                2,638,775                 2,499,374
Accrued interest receivable                                                       298,387                   285,837
Other real estate                                                                 448,123                   448,123
Other assets                                                                      561,879                   537,546
                                                                              -----------               -----------
        Total assets                                                          $72,456,128               $64,826,042
                                                                              ===========               ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits:
    Non-interest bearing                                                      $ 8,869,213               $ 7,992,135
    Interest bearing                                                           55,035,779                48,443,086
                                                                              -----------               -----------
          Total deposits                                                      $63,904,992               $56,435,221
  Interest expense payable                                                        119,930                   104,753
  Accounts payable and accrued expenses                                           162,634                   295,518
  Capital lease payable                                                           269,595                   279,136
                                                                              -----------               -----------
              Total liabilities                                               $64,457,151               $57,114,628
                                                                              -----------               -----------

STOCKHOLDERS' EQUITY
   Preferred stock, Series A, 5% non-cumulative, no par
     value; 1,000,000 shares authorized and unissued                                  - -                       - -
   Common stock, $1 par value; 20,000,000 shares
    authorized; 1998 and 1997, 2,055,983 shares issued and
    outstanding                                                                 2,055,983                 2,055,983
  Capital surplus                                                               7,815,454                 7,815,454
  Retained earnings (deficit)                                                  (1,870,953)               (2,164,825)
  Accumulated other comprehensive income                                           (1,507)                    4,802
          Total stockholders equity                                           $ 7,998,977               $ 7,711,414
                                                                              -----------               -----------
          Total liabilities and stockholders equity                           $72,456,128               $64,826,042
                                                                              ===========               ===========

          See Accompanying Notes to Consolidated Financial Statements

                  MARATHON FINANCIAL CORPORATION & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                                      For the Three Months
                                                                                                         Ended March 31,
                                                                                                     1998               1997
                                                                                                 -------------        ----------
Interest income:
  Interest and fees on loans                                                                      $ 1,393,257         $1,018,916
  Interest on securities held for maturity                                                             25,959             17,680
  Interest on securities available for sale                                                            24,175             21,698
  Interest on federal funds sold                                                                       70,129             16,774
  Dividends                                                                                             2,948              2,678
                                                                                                  -----------         ----------
        Total interest income                                                                     $ 1,516,468         $1,077,746
                                                                                                  -----------         ----------
Interest expense:
  Interest on deposits                                                                            $   621,471         $  416,323
  Interest on leases payable                                                                            5,451              6,126
  Interest on fed funds purchased                                                                         - -                673
                                                                                                  -----------         ----------
          Total interest expense                                                                  $   626,922         $  423,122
                                                                                                  -----------         ----------
          Net interest income                                                                     $   889,546         $  654,624
Provision for loan losses                                                                              55,000             35,000
                                                                                                  -----------         ----------
Net interest income after provision for loan loss                                                 $   834,546         $  619,624
                                                                                                  -----------         ----------
Other income:
  Service charges on deposit accounts                                                             $   139,180         $   74,239
  Commissions and fees                                                                                  2,022              7,699
  Other                                                                                                54,298             10,111
                                                                                                  -----------         ----------
          Total other income                                                                      $   195,500         $   92,049
                                                                                                  -----------         ----------
Other expenses:
  Salaries and employee benefits                                                                  $   381,082         $  253,485
  Net occupancy expense of premises                                                                    54,337             52,883
  Furniture and equipment                                                                              93,854             20,572
  Legal and professional                                                                               25,476             14,140
  Stationary and Supplies                                                                              25,320             14,358
  Postage                                                                                              17,313             10,727
  Marketing                                                                                            15,702             14,603
  FDIC assessment                                                                                       3,192              7,955
  Directors' fee                                                                                       23,760             16,950
  ATM expenses                                                                                         18,435             20,083
  Overdraft charge-offs                                                                                16,097             12,434
  Other operating expenses                                                                            103,467             77,651
                                                                                                  -----------        -----------
             Total other expenses                                                                 $   778,035        $   515,841
                                                                                                  -----------        -----------
          Income before income taxes                                                                  252,011            195,832
 Provision for income tax expense (benefit)                                                           (41,861)           (45,021)
                                                                                                  -----------        -----------
         Net income                                                                               $   293,872        $   240,853
                                                                                                  ===========        ===========
     Net income per share, basic and assuming dilution                                            $       .14        $       .13
                                                                                                  ===========        ===========

See Accompanying Notes to Consolidated Financial Statements

                  MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               For the Three Months Ended March 31, 1998 and 1997

                                                                  Accumulated
                                                                    Other          Retained                           Total
                                         Common     Capital     Comprehensive      Earnings       Comprehensive    Stockholders
                                          Stock     Surplus         Income        (Deficit)           Income          Equity
                                         ------     -------     -------------     ---------       -------------    ------------
Balance, December 31, 1996             $1,863,495  $7,045,502    $        507    $(3,019,267)                        $5,890,237
Comprehensive income:
   Net income                                                                        240,853          240,853           240,853
   Other comprehensive
      income:
          Unrealized (loss) on
             securities available for
             sale                                                     (15,407)                        (15,407)          (15,407)
                                                                                                      -------

   Total comprehensive income                                                                        $225,446
                                                                                                     ========
   Issuance of common stock/
     exercise of stock warrants
     (2,000 shares)                         2,000       8,000                                                            10,000
                                       ----------  ----------    ------------    -----------                         ----------

Balance, March 31, 1997                $1,865,495  $7,053,502    $    (14,900)   $(2,778,414)                        $6,125,683
                                       ==========  ==========    ============    ===========                         ==========

Balance, December 31, 1997             $2,055,983  $7,815,454    $      4,802    $(2,164,825)             - -        $7,711,414
Comprehensive income:
   Net income                                                                        293,872          293,872           293,872
   Other comprehensive
        income:
           Unrealized (loss) on
              securities available for
              sale                                                     (6,309)                         (6,309)           (6,309)
                                                                                                   ----------

   Total comprehensive income                                                                        $287,563
                                                                                                    =========
Balance, March 31, 1998                $2,055,983  $7,815,454    $     (1,507)   $(1,870,953)                        $7,988,977
                                       ==========  ==========    ============    ===========                         ==========

          See Accompanying Notes to Consolidated Financial Statements

                  MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 1998 and 1997


                                                       1998            1997
                                                   -------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $   293,872      $ 240,853
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Amortization                                      14,349          9,400
      Depreciation                                      66,516         29,462
      Net discount accretion on securities                (192)        (6,859)
      Provision for loan loss                           55,000         35,000
      Deferred tax (benefit)                           (50,000)       (50,000)
     Changes in assets and liabilities:
        Decrease in other assets                        25,667          8,126
        (Increase) in accrued interest
          receivable                                   (12,550)        (3,231)
        Decrease in accounts payable
          and accrued expenses                        (132,884)       (49,504)
        Increase (decrease) in interest
          expense payable                               15,177         (7,118)
                                                  ------------    -----------
      Net cash provided by
        operating activities                        $  274,955    $   206,129
                                                  ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and principal
    payments on securities held to maturity         $  304,349    $ 1,029,450
  Purchase of securities available for sale           (756,250)          -  -
  Purchase of securities held to maturity             (799,913)       (33,600)
  Net (increase) in loans                           (2,361,722)    (1,086,239)
  Purchase of bank premises and equipment             (220,266)      (144,351)
                                                    ----------    -----------
    Net cash used in
      investing activities                         $(3,833,802)   $  (234,740)
                                                   -----------    -----------
                                       6

                  MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
               For the Three Months Ended March 31, 1998 and 1997


                                                        1998           1997
                                                        ----           ----


CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits,
    NOW accounts and savings accounts               $ 3,799,946     $1,109,451
  Net increase in certificates of deposits            3,669,825      1,125,714
  Principal payments on capital lease payable            (9,541)        (8,888)
  Cash dividends paid                                       - -       (111,810)
  Proceeds from issuance of common stock                    - -         10,000
                                                    -----------     ----------
    Net cash provided by financing activities       $ 7,460,230     $2,124,467
                                                    -----------     ----------

  Increase in cash and cash equivalents             $ 3,901,383     $2,095,856
                  Beginning                           7,047,382      4,502,434
                                                    -----------     ----------
                  Ending                            $10,948,765     $6,598,290
                                                    ===========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash Payments For:
      Interest                                      $   611,745     $  430,240
                                                    ===========     ==========
      Income taxes                                  $     8,139     $    4,979
                                                    ===========     ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING ACTIVITIES

  Unrealized (loss) on securities
    available for sale                              $    (6,309)    $  (15,407)
                                                    ===========     ==========


             See Accompanying Notes to Consolidated Financial Statements

                  MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, and the result of operations and cash flows for the three months ended March 31, 1998 and 1997. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1997.

2. The results of operations for the three month period ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

3. Securities held to maturity and available for sale as of March 31, 1998, and December 31, 1997, are:

                                            March 31, 1998    December 31, 1997
                                              Amortized           Amortized
Held to Maturity                                 Cost                Cost
----------------                            --------------    -----------------
US treasury securities & obligations
   of US government corporations &
   agencies                                  $2,052,785           $1,452,899
Obligations of state and political
   subdivisions                                 100,985              254,033
                                             ----------           ----------
                                             $2,153,770           $1,706,932
                                             ==========           ==========

                                                 Fair                Fair
                                                Value                Value
                                                -----                -----
US treasury securities & obligations
   of US government corporations &
   agencies                                  $2,057,566           $1,467,012
Obligations of state and political
   subdivisions                                 103,568              255,877
                                             ----------           ----------
                                             $2,161,134           $1,722,889
                                             ==========           ==========

                                             March 31, 1998    December 31, 1997
                                                Amortized          Amortized
Available for Sale                                 Cost              Cost
------------------                           --------------    -----------------
US treasury securities & obligations
  of US government corporations &
  agencies                                    $2,108,212          $1,352,298
Mortgage backed securities                        30,831              31,477
Other                                            445,100             395,200
                                              ----------          ----------
                                              $2,584,143          $1,778,975
                                              ==========          ==========


                                                 Fair                Fair
                                                 Value               Value
                                                 -----               -----
US treasury securities & obligations
  of US government corporations &
  agencies                                    $2,104,984          $1,355,054
Mortgage backed securities                        32,552              33,523
Other                                            445,100             395,200
                                              ----------          ----------
                                              $2,582,636          $1,783,777
                                              ==========          ==========



4. The consolidated entity's loan portfolio is composed of the following:

                                             March 31, 1998    December 31, 1997
                                             --------------    -----------------

Commercial                                     $26,249,585         $24,399,929
Real estate-mortgage                             9,962,788          10,065,627
Real estate-construction                         6,566,274           6,075,464
Installment loans to individuals                10,650,436          10,552,548
                                               -----------         -----------
                                               $53,429,083         $51,093,568
Less:  allowance for loan losses                   605,290             576,497
                                               -----------         -----------
Loans, net                                     $52,823,793         $50,517,071
                                               ===========         ===========

    The company had non-accrual loans which were excluded from the impaired loan disclosure under FASB 114 which amounted to $57,426 on March 31, 1998 and $38,116 on December 31, 1997.

5.  Reserve for Loan Losses:

                                        March 31, 1998        December 31, 1997
                                        --------------        -----------------

Balance, beginning                         $ 576,497              $ 503,014
Provision charged to
  operating expense                           55,000                133,000
Recoveries                                     5,187                 27,823
Loan losses charged to the allowance         (31,394)               (87,340)
                                           ---------              ---------
Balance, ending                            $ 605,290              $ 576,497
                                           =========              =========


6. Weighted average shares outstanding computation

The following shows the weighted average number of shares used in computing basic earnings per share and the effect on weighted average number of shares of diluted potential common stock.

                                       3/31/98                  3/31/97
                                     -----------              -----------
                                                Per                       Per
                                               Share                     Share
                                  Shares      Amount      Shares        Amount
                                  ------      ------      ------        ------
Basic earnings per share        2,055,983     $ .14     1,863,817        $ .13
                                              =====                      =====
Effect of dilutive securities:
     Stock options                 60,679                     136
     Warrants                         - -                  18,216
                                ---------               ---------
Diluted earnings per share      2,116,662     $ .14     1,882,169        $ .13
                                =========     =====     =========        =====


7.  New Accounting Pronouncements

There are no new accounting pronouncements affecting Marathon Financial Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Total Assets

                 Total assets for the three months ending March 31, 1998, increased $7,630,086 or 11.8% since December 31, 1997. This increase in total assets resulted from a $2,306,722 increase in loans or 4.6%, an increase in federal funds sold of $3,487,000 or 97.7%, and an increase of $1,245,697 or 35.7% in securities. This equates to an increase in earning assets of $7,039,419 or 12.2% in the three months ending March 31, 1998.

         Allowance for Loan Losses

            The allowance for loan losses, as of March 31, 1998, was $605,290. This is an increase of $28,793 or 5.0% since December 31, 1997. This gives the bank a 1.13% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

         Liabilities

          Total deposits for the three months ending March 31, 1998, increased $7,469,771 or 13.2% since December 31, 1997. Non-interest bearing deposits increased by $877,078 or 11.0% and interest bearing deposits increased by $6,592,693 or 13.6%.

        Stockholders' Equity

            Total equity has increased by $287,563 or 3.7% since December 31, 1997. The increase was due to a first quarter profit of $293,872 and an increase in unrealized losses on securities available for sale of $6,309. The primary capital to assets ratio is 11.04%.

         Interest Income

            Interest income totaled $1,516,468 for the three months ending March 31, 1998, $438,722 or 40.7% higher than the three months ending March 31, 1997. This is a direct result of the increase in our earning assets, which increased the interest and fee income.

         Interest Expense

            Total interest expense for the three months ending March 31, 1998 was $626,922, $203,800 or 48.2% higher than the three months ending March 31, 1997. Interest on deposits increased by $205,148 or 49.3% over the same period in 1997. This was the result of an overall increase in deposits. Interest on capital leases for the quarter was $5,451, $675 or 11.0% less than the same period in 1997.

         Net Interest Income

           Net interest income for the three months ending March 31, 1998 was $889,546, $234,922 or 35.9% higher than the three months ending March 31, 1997. This was the result of an increase in our earning assets.

      Other Income

           Total other income for the three months ending March 31, 1998 was $195,500, $103,451 or 112.4% higher than the same period in 1997. This is a result of a $45,000 recovery of a charged off account. In addition the bank experienced an increase in the demand deposit area which has enhanced our service charge income.

        Other Expenses

           Total other expenses for the three months ending March 31, 1998 were $778,035, $262,194 or 50.8% higher than the three months ending March 31, 1997. Salary expense increased $127,597 or 50.3%, occupancy expense increased $1,454 or 2.7%, furniture and equipment expense increased by $73,282 or 356.2%, marketing expense increased $1,099 or 7.5%, and stationery and supplies increased $10,962 or 76.3% over the same period in 1997. Directors fees were $23,760, an increase of 40.2% due to a change in the monthly meeting rates. Overdraft charge-offs reflect an increase of $3,663 or 29.5% as a result of some bad check returns and by purging demand deposit accounts. Legal and professional fees increased $11,336 or 80.2%, mainly as a result of legal fees incurred in the recovery of a charged off account. The net increase in other expenses is in part a result of staffing and furnishing for two additional branches which opened later in 1997. The depreciation of new equipment and the costs of maintenance contracts on this equipment caused a substantial increase in furniture and equipment expense.

        Net Income

           Net income for the three months ending March 31, 1998 was $293,872, compared to $240,853 in the same period in 1997. This is an increase of $53,019 or 22.0% over the same period of 1997.

         Liquidity and Capital Resources

            The liquidity position of the Bank is less than its peers' because of a loan to deposit ratio of 83.6%. In order to maximize earning assets, management has exceeded the bank's policy by maintaining a higher ratio than that of its peers'. This policy exception has been approved by the Board of Directors. As the core deposits of the bank continue to increase, this ratio has become more in line with that of the industry.

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

              11. Statement re computation of per share earnings
              15. Letter re unaudited interim financial information - N/A
              18. Letter re change in accounting principles - N/A
              19.  Report furnished to security holders - N/A
              22. Published report regarding matters submitted to vote of security holders - N/A
              23. Consents of experts and counsel - N/A
              24. Power of attorney - N/A
              27. Financial Data Schedule - N/A
              99. Additional Exhibits - None
              (b) Reports on Form 8-K - None

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MARATHON FINANCIAL CORPORATION

DATE:  March 31, 1998                          /s/ DONALD L. UNGER
                                               ---------------------------
                                                 DONALD L. UNGER
                                                 PRINCIPAL EXECUTIVE OFFICER


DATE:  March 31, 1998                            /s/ FREDERICK A. BOARD
                                                 ------------------------
                                                 FREDERICK A. BOARD
                                                 PRINCIPAL FINANCIAL OFFICER