Form 10QSB
period 1998-06-30
MARATHON FINANCIAL CORP
filed 1998-08-12
CIK 854399

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

                         For the quarterly period ended:

                                 June 30, 1998

                           Commission File No. 0-18868

                         MARATHON FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Virginia                                        54-1560968
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)

         4095 VALLEY PIKE
        WINCHESTER, VIRGINIA                              22602
        --------------------                              -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (540) 869-6600

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      YES        X         NO
                                          -------------       -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Class               Number of Shares          Outstanding at
             -----               ----------------          --------------
           Common Stock             2,060,983                 8/7/98

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The following financial statements are provided at the page numbers indicated.


             Consolidated Statements of Condition as of
             June 30, 1998 and December 31, 1997 . . . . . . . . . . . . .  3

             Consolidated Statements of Income for the Six Months
             Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . 4-5

             Consolidated Statements of Changes in
             Shareholders Equity for the Six
             Months Ended June 30, 1998 and 1997 . . . . .  . . . . . . . ..6. .

             Consolidated Statements of Cash Flows for
             the Six Months Ended June 30, 1998 and 1997 . . . . . . . . .  7-8

             Notes to Consolidated Financial Statements . . . . . . . . . ..9-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . 12-15

Part II.  Other Information

           Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . ..16

           Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . 16-18

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..19


                                               MARATHON FINANCIAL CORPORATION

                                            CONSOLIDATED STATEMENTS OF CONDITION

                                                            as of

                                             June 30, 1998 and December 31, 1997

                    ASSETS                                             6/30/98                                   12/31/97
                                                                       -------                                   --------
Cash and due from banks                                              $4,419,717                                 $3,477,382
Securities (fair value: 1998, $ 5,759,918 and
   1997, $3,506,666 )                                                 5,744,847                                  3,490,709
Federal funds sold                                                    5,729,000                                  3,570,000
Loans, net                                                           58,063,300                                 50,517,071
Bank premises and equipment, net                                      2,607,247                                  2,499,374
Accrued interest receivable                                             326,253                                    285,837
Other real estate                                                       448,123                                    448,123
Other assets                                                            536,124                                    537,546
                                                              ------------------                    -----------------------
             Total assets                                           $77,874,611                                $64,826,042
                                                              ==================                    =======================

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest bearing                                              $9,346,418                                 $7,992,135
   Interest bearing                                                  59,639,658                                 48,443,086
                                                              ------------------                    -----------------------
             Total deposits                                         $68,986,076                                $56,435,221
Interest expense payable                                                124,714                                    104,753
Accounts payable and accrued expenses                                   143,614                                    295,518
Capital lease payable                                                   259,884                                    279,136
                                                              ------------------                    -----------------------
             Total liabilities                                      $69,514,288                                $57,114,628
                                                              ------------------                    -----------------------

STOCKHOLDERS' EQUITY
Preferred stock, Series A, 5% non-cumulative, no par
   value;  1,000,000 shares authorized and unissued                         - -                                       - -
Common stock, $1 par value;  20,000,000 shares
   authorized; 1998, 2,060,983 shares issued and
   outstanding; 1997, 2,055,983 shares issued and
   outstanding.                                                      $2,060,983                                 $2,055,983
Capital surplus                                                       7,835,454                                  7,815,454
Retained earnings (deficit)                                          (1,542,499)                                (2,164,825)
Accumulated other comprehensive income                                    6,385                                      4,802
                                                              ------------------                    -----------------------
             Total stockholders' equity                              $8,360,323                                 $7,711,414
                                                              ------------------                    -----------------------

             Total liabilities and stockholders' equity             $77,874,611                                $64,826,042
                                                              ==================                    =======================

                                 See Accompanying Notes to Consolidated Financial Statements


                                                 MARATHON FINANCIAL CORPORATION

                                               CONSOLIDATED STATEMENTS OF INCOME


                                                         For the Six Months                          For the Quarter
                                                            Ended June 30,                             Ended June 30,
                                                     1998                   1997                1998                   1997
                                                     ----                   ----                ----                   ----
Interest income:
   Interest and fees on loans                     $2,904,873             $2,128,476          $1,511,616             $1,109,560
   Interest on securities held to maturity            64,976                 28,453              39,017                 10,773
   Interest on securities available for sale          60,894                 43,249              36,718                 21,551
   Interest on federal funds sold                    168,711                 53,769              98,582                 36,995
   Dividends on securities available for sale         12,075                  8,030               9,127                  5,352
                                                  ----------             ----------          ----------             ----------
             Total interest income                $3,211,529             $2,261,977          $1,695,060             $1,184,231
                                                  ----------             ----------          ----------             ----------


Interest expense:
   Interest on deposits                           $1,322,525               $867,057            $701,054               $450,734
   Interest on leases                                 10,731                 12,102               5,280                  5,976
   Interest on fed funds purchased                      - -                     673                - -                    - -
                                                  ----------             ----------          ----------             ----------
             Total interest expense               $1,333,256               $879,832            $706,334               $456,710
                                                  ----------             ----------          ----------             ----------


             Net interest income                  $1,878,273             $1,382,145            $988,726               $727,521


Provision for loan losses                            110,000                 78,000              55,000                 43,000
                                                  ----------             ----------          ----------             ----------
Net interest income after provision for
     loan loss                                    $1,768,273             $1,304,145            $933,726               $684,521
                                                  ----------             ----------          ----------             ----------


Other income:
   Service charges on deposit accounts              $306,811               $167,403            $167,631                $93,164
   Commissions and fees                               15,681                 15,294              13,659                  7,595
   Other                                              57,387                 16,406               3,089                  6,295
                                                  ----------             ----------          ----------             ----------
             Total other income                     $379,879               $199,103            $184,379               $107,054
                                                  ----------             ----------          ----------             ----------



                                                      MARATHON FINANCIAL CORPORATION

                                                     CONSOLIDATED STATEMENTS OF INCOME
                                                                (Continued)


Other expenses:
   Salaries and employee benefits                   $743,946               $540,333            $362,864               $286,848
   Net occupancy expense of premises                 122,925                117,888              67,536                 65,005
   Furniture and equipment                           186,039                 47,168              92,185                 26,596
   Legal and professional                             50,243                 33,422              24,767                 19,282
   Stationary and Supplies                            45,828                 30,898              20,508                 16,540
   Postage                                            45,612                 24,756              28,299                 14,029
   Marketing                                          34,239                 41,599              18,537                 26,996
   FDIC Assessment                                     5,084                  7,955               1,892                  7,955
   Directors fees                                     43,160                 34,800              19,400                 17,850
   ATM expense                                        36,492                 35,181              18,057                 15,098
   Overdraft charge-offs                              21,257                 20,414               5,160                  7,980
   Other operating expense                           222,438                161,377             120,022                 75,771
                                                  ----------             ----------            --------               --------
             Total other expenses                 $1,557,263             $1,095,791            $779,227               $579,950
                                                  ----------             ----------            --------               --------


             Income before income taxes             $590,889               $407,457            $338,878               $211,625


Provision for income taxes expense(benefit)         ($31,437)              ($87,734)            $10,424               ($42,713)
                                                  ----------             ----------            --------               --------


             Net income                             $622,326               $495,191            $328,454               $254,338
                                                  ----------             ----------            --------               --------



Earnings per share, basic                              $0.30                  $0.26               $0.16                  $0.13
                                                       -----                  -----               -----                  -----

Earnings per share, assuming dilution                  $0.29                  $0.26               $0.16                  $0.13
                                                       -----                  -----               -----                  -----



                                        See Accompanying Notes to Consolidated Financial Statements


                                                      MARATHON FINANCIAL CORPORATION

                                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                              For the Six Months Ended June 30, 1998 and 1997


                                                                       Accumulated
                                                                          Other          Retained                          Total
                                             Common       Capital     Comprehensive      Earnings       Comprehensive  Stockholders
                                              Stock       Surplus      Income (Loss)    (Deficit)           Income        Equity
                                              -----       -------      -------------    ---------           ------        ------

Balance, December 31, 1996                  $1,863,495   $7,045,502           $507     ($3,019,267)                      $5,890,237
Comprehensive income:
   Net income                                                                              495,191           495,191        495,191
   Other comprehensive
        income:
            Unrealized (loss) on
                securities available
                for sale                                                    (3,779)                           (3,779)        (3,779)
                                                                                                             -------
  Total comprehensive income                                                                                 491,412
                                                                                                             =======
   Issuance of common stock/
     exercise of stock warrants
     (192,488 shares)                          192,488      769,951                                                         962,439
                                            ----------   ----------        -------     -----------                       ----------
Balance, June 30, 1997                      $2,055,983   $7,815,453        ($3,272)    ($2,524,076)                      $7,344,088
                                            ==========   ==========        =======     ===========                       ==========

Balance, December 31, 1997                  $2,055,983   $7,815,454         $4,802     ($2,164,825)                      $7,711,414
Comprehensive income:
    Net income                                                                             622,326           622,326        622,326
    Other comprehensive
        income:
           Unrealized gain on
               securities available
               for sale                                                      1,583                             1,583          1,583
                                                                                                               -----
   Issuance of common
       stock/exercise of stock
       options (5,000 shares)                    5,000       20,000                                                          25,000
Total comprehensive income                                                                                  $623,909
                                            ----------   ----------        -------     -----------          --------     ----------
Balance, June 30, 1998                      $2,060,983   $7,835,454         $6,385     ($1,542,499)                      $8,360,323
                                            ==========   ==========         ======     ===========                       ==========


                                        See Accompanying Notes to Consolidated Financial Statements





                                              MARATHON FINANCIAL CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the Six Months Ended June 30, 1998 and 1997

                                                                              1998                                 1997
                                                                              ----                                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $622,326                             $495,191
   Adjustments to reconcile net income
          to net cash provided by operating
          activities:
             Amortization                                                     27,206                               19,097
             Depreciation                                                    142,397                               64,499
             Net discount accretion on securities                             (1,009)                              (7,605)
             Provision for loan loss                                         110,000                               78,000
             Deferred tax (benefit)                                          (42,857)                            (100,000)
             Changes in assets and liabilities:
                (Increase) decrease in other assets                           44,279                             (125,808)
                (Increase) in accrued
                     interest receivable                                     (40,416)                             (25,561)
                Decrease in accounts payable
                     and accrued expenses                                   (151,905)                             (32,253)
                Increase (decrease) in interest
                     expense payable                                          19,961                               (1,666)
                                                                   ------------------                    -----------------
             Net cash provided by operating
                 activities                                                 $729,982                             $363,894
                                                                   ==================                    =================

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and principal payments
        on securities held to maturity                                      $310,367                           $1,104,337
   Purchase of securities available for sale                              (1,154,650)                             (70,550)
   Purchase of securities held to maturity                                (1,407,263)                            (752,969)
   Net (increase) in loans                                                (7,656,229)                          (4,413,982)
   Purchase of bank premises and equipment                                  (277,476)                            (553,109)
                                                                   ------------------                    -----------------
             Net cash (used in) investing activities                    ($10,185,251)                         ($4,686,273)
                                                                   ------------------                    -----------------






                                                      MARATHON FINANCIAL CORPORATION

                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (Continued)
                                              For the Six Months Ended June 30, 1998 and 1997

                                                                              1998                                 1997
                                                                              ----                                 ----
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, NOW
        accounts, and savings accounts                                     $6,063,580                           $2,545,338
   Net increase in certificates of deposits                                 6,487,275                            2,844,835
   Principal payments on capital lease payable                                (19,251)                             (17,935)
   Cash dividends paid                                                                                            (111,810)
   Proceeds from issuance of common stock                                      25,000                              962,439
                                                                    ------------------                    -----------------
             Net cash provided by financing activities                    $12,556,604                           $6,222,867
                                                                    ------------------                    -----------------

   Increase in cash and cash equivalents                                   $3,101,335                           $1,900,488

             Beginning                                                      7,047,382                            4,502,434
                                                                    ------------------                    -----------------
             Ending                                                       $10,148,717                           $6,402,922
                                                                    ==================                    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments  for:
          Interest                                                         $1,313,295                             $881,498
                                                                    ==================                    =================

          Income Taxes                                                        $11,420                              $12,266
                                                                    ==================                    =================


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   ACTIVITIES

   Unrealized gain (loss) on securities
       available for sale                                                      $1,583                              ($3,779)
                                                                    ==================                    =================


                                See Accompanying Notes to Consolidated Financial Statements


                         MARATHON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, and the result of operations and cash flows for the six months ended June 30, 1998 and 1997. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1997.

2. The results of operations for the six month period ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

3. Securities held to maturity and available for sale as of June 30, 1998 and December 31, 1997, are:

                                                   06/30/98        12/31/97
                                                   Amortized       Amortized
Held to Maturity                                      Cost            Cost
                                                   ----------      ----------

US treasury securities & obligations of
       US government corporations & agencies       $2,651,636      $1,452,899
Obligations of state and political subdivisions       100,936         254,033
                                                   ----------      ----------
                                                   $2,752,572      $1,706,932
                                                   ==========      ==========



                                                     Fair            Fair
                                                     Value           Value
                                                   ----------      ----------

US treasury securities  & obligations of
       US government corporations & agencies       $2,665,082      $1,467,012
Obligations of state and political subdivisions       102,561         255,877
                                                   ----------      ----------
                                                   $2,767,643      $1,722,889
                                                   ==========      ==========

                                                   6/30/98         12/31/97
                                                   Amortized       Amortized
Available for Sale                                    Cost            Cost
                                                   ----------      ----------

US treasury securities & obligations
      of US government corporation & agencies      $2,506,242      $1,352,298
Mortgage backed securities                             26,448          31,477
Other                                                 453,200         395,200
                                                   ----------      ----------
                                                   $2,985,890      $1,778,975
                                                   ==========      ==========


                                                     Fair            Fair
                                                     Value           Value
                                                   ----------      ----------

US treasury securities & obligations
      of US government corporations & agencies     $2,511,154      $1,355,054
Mortgage backed securities                             27,921          33,523
Other                                                 453,200         395,200
                                                   ----------      ----------
                                                   $2,992,275      $1,783,777
                                                   ==========      ==========


4. The consolidated entity's loan portfolio is composed of the following:

                                                    6/30/98         12/31/97
                                                   ----------      ----------

Commercial                                        $30,252,131     $24,399,929
Real estate-mortgage                               11,074,440      10,065,627
Real estate-construction                            6,172,150       6,075,464
Installment loans to individuals                   11,234,344      10,552,548
                                                  -----------     -----------
                                                  $58,733,065     $51,093,568
Less:  allowance for loan losses                      669,765         576,497
                                                  -----------     -----------
Loans, net                                        $58,063,300     $50,517,071
                                                  ===========     ===========


  The company had non-accrual loans which were excluded from the impaired loan disclosure under FASB 114 which amounted to $23,813 on June 30, 1998 and $38,116 on December 31, 1997.

5.  Reserve for Loan Losses:                        6/30/98         12/31/97
                                                   ----------      ----------

Balance, beginning                                   $576,497        $503,014
Provision charged to operating expense                110,000         133,000
Recoveries                                             16,984          27,823
Loan losses charged to the allowance                  (33,716)        (87,340)
                                                   ----------      ----------
Balance, ending                                      $669,765        $576,497
                                                   ==========      ==========

6.  New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires corporations to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Corporation's financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Corporation will adopt this accounting standard as required by January 1, 2000.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. This statement is not expected to have a material impact on the Corporation's financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires the costs of start-up activities and organization costs to be expensed as incurred. This statement is effective for the fiscal year 1999 financial statements. This statement is not expected to have a material impact on the Corporation's financial statements.

Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains and losses) in full for general purpose financial statements. Financial statements for prior periods have been restated as required.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             Total Assets
             ------------

             Total assets for the six months ending June 30, 1998, increased $13,048,569 or 20.1% since December 31, 1997. This increase in total assets resulted from a $7,546,229 increase in net loans or 14.9%, an increase in federal funds sold of $2,159,000 or 60.5%, and an increase of $2,254,138 or 64.6% in securities. This equates to an increase in earning assets of $11,959,367 or 20.8% in the six months ending June 30, 1998.

             Allowance for Loan Losses
             -------------------------

             The allowance for loan losses, as of June 30, 1998, was $669,765. This is an increase of $93,268 or 16.2% since December 31, 1997. This gives the bank a 1.14% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

             Liabilities
             -----------

             Total deposits for the six months ending June 30, 1998, increased $12,550,855 or 22.2% since December 31, 1997. Non-interest bearing deposits increased by $1,354,283 or 16.9% and interest bearing deposits increased by $11,196,572 or 23.1%.

             Stockholders' Equity
             --------------------

             Total equity has increased by $648,909 or 8.4% since December 31, 1997. The increase was due to a first half profit of $622,326, the exercise of stock options of $25,000, and an increase in unrealized gains on securities available for sale of $1,583. The primary capital to assets ratio is 10.74%.

             Interest Income
             ---------------

             Interest income totaled $3,211,529 for the six months ending June 30, 1998, $949,552 or 42.0% higher than the six months ending June 30, 1997. This is a direct result of the increase in our earning assets, which increased the interest and fee income.

             Interest Expense
             ----------------

             Total interest expense for the six months ending June 30, 1998 was $1,333,256, $453,424 or 51.5% higher than the six months ending June 30, 1997. Interest on deposits increased by $455,468 or 52.5% over the same period in 1997. This was the result of an overall increase in deposits. Interest on capital leases for the quarter was $10,731, $1,371 or 11.3% less than the same period in 1997.


             Net Interest Income
             -------------------

             Net interest income for the six months ending June 30, 1998 was $1,878,273 $496,128 or 35.9% higher than the six months ending June 30, 1997. This was the result of an increase in our earning assets.

             Other Income
             ------------

             Total other income for the six months ending June 30, 1998 was $379,879, $180,776 or 90.8% higher than the same period in 1997. This is a result of a $45,000 recovery of a charged off deposit account. In addition the bank experienced an increase in the demand deposit area which has contributed $306,811 in service charges for the first half of 1998. This is a 83.3% increase over the same period of 1997.

             Other Expenses
             --------------

             Total other expenses for the six months ending June 30, 1998 were $1,557,263, $461,472 or 42.1% higher than the six months ending June 30, 1997. Salary expense increased $203,613 or 37.7%, occupancy expense increased $5,037 or 4.3%, furniture and equipment expense increased by $138,871 or 294.4%, and stationery and supplies expense increased by $14,930 or 48.3% over the same period in 1997. Directors fees were $43,160, an increase of 24.0% due to a change in the monthly meeting rates. Legal and professional fees increased $16,821 or 50.3%, mainly as a result of legal fees incurred in the recovery of a charged off account. The net increase in other expenses is in part a result of staffing and furnishing for two additional branches which opened later in 1997. The depreciation of new equipment and the costs of maintenance contracts on this equipment caused a substantial increase in furniture and equipment expense.

             Net Income
             ----------

             Net income for the six months ending June 30, 1998 was $622,326, compared to $495,191 in the same period in 1997. This is an increase of $127,135 or 25.7% over the same period of 1997. Net income for the second quarter of 1998 was $328,454, representing a gain of $74,116 or 29.1% greater than the second quarter of 1997.

             Liquidity and Capital Resources
             -------------------------------

             The liquidity position of the Bank is less than it peer's because of a loan to deposit ratio of 85.1%. In order to maximize earning assets, management has exceeded the bank's policy by maintaining a higher ratio than that of it's peers'. This policy exception has been approved by the Board of Directors. As the core deposits of of the bank continue to increase, this ratio will become more in line with that of the industry.

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

                      Exhibit 10.6 Lease between the Marathon Bank and the Lessors, Keith R. Lantz and Mary G. Lantz for land upon which the Bank has placed a double-wide modular unit to house the branch office at 1014 South Main Street, Woodstock, Virginia, filed herein (File No. 0-18868).

                      Exhibit 10.7  1996 Long-Term Incentive Plan
                                    incorporated herein by reference as to the Corporation's Proxy Statement for 1997 Annual Meeting of Stockholders filed April 7, 1997.

             11.  Statement re:Computation of Per Share Earnings - See attached

             15.  Letter re:unaudited interim financial information - N/A

             18.  Letter re:change in accounting principles - N/A

             19.  Report furnished to security holders - N/A

             22. Published report regarding matters submitted to vote of security holders - N/A

             23   Consents of experts and counsel - N/A

             24.  Power of attorney - N/A

             27.  Financial Data Schedule - See attached

             99.  Additional Exhibits - None

             (b)  Reports on Form 8-K - None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MARATHON FINANCIAL CORPORATION



DATE:  June 30, 1998                    /s/ Donald L. Unger
                                        ---------------------------------------

                                        DONALD L. UNGER

                                        PRINCIPAL EXECUTIVE OFFICER




DATE:  June 30, 1998                    /s/ Frederick A. Board
                                        ---------------------------------------

                                        FREDERICK A. BOARD

                                        PRINCIPAL FINANCIAL OFFICER