Form 10-Q
period 1998-09-30
MARATHON FINANCIAL CORP
filed 1998-11-09
CIK 854399

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

                               September 30, 1998

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

                        YES          X              NO
                              -------------              -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class                Number of Shares             Outstanding at
           -----                ----------------             --------------
         Common Stock              2,060,983                    11/06/98

                         MARATHON FINANCIAL CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.


        a. Consolidated Statements of Condition as of
           September 30, 1998 and December 31, 1997 . . . . . . . . . . . 3

        b. Consolidated Statements of Income for the Nine Months
           Ended September 30, 1998 and 1997 . . . . . . . . . . . . . . .4-5

        c. Consolidated Statements of Changes in
           Shareholders'  Equity for the Nine
           Months Ended September 30, 1998 and 1997 . . . . .  . . . . . .6

        d. Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 1998 and 1997 . . . . . . .7-8

           Notes to Consolidated Financial Statements . . . . . . . . . . 9-11

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . 12-20

PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . 21

           Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .21-23

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24



                                               PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                              MARATHON FINANCIAL CORPORATION
                                           CONSOLIDATED STATEMENTS OF CONDITION
                                                        (Unaudited)
                                                           as of
                                         September 30, 1998 and December 31, 1997
                             ASSETS                              September 30, 1998                    December 31, 1997
                                                                 -------------------                  -------------------

Cash and due from banks                                                  $4,215,951                           $3,477,382
Securities (fair value: 1998, $8,665,577 and
   1997, $3,506,666)                                                      8,599,366                            3,490,709
Federal funds sold                                                        8,903,000                            3,570,000
Loans, net                                                               62,031,928                           50,517,071
Bank premises and equipment, net                                          2,560,673                            2,499,374
Accrued interest receivable                                                 403,905                              285,837
Other real estate                                                           442,155                              448,123
Other assets                                                                513,182                              537,546
                                                                 -------------------                  -------------------
           Total assets                                                 $87,670,160                          $64,826,042
                                                                 ===================                  ===================

               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest bearing                                                 $11,185,889                           $7,992,135
   Interest bearing                                                      67,102,389                           48,443,086
                                                                 -------------------                  -------------------
           Total deposits                                               $78,288,278                          $56,435,221
Interest expense payable                                                    133,093                              104,753
Accounts payable and accrued expenses                                       218,980                              295,518
Capital lease payable                                                       252,846                              279,136
                                                                 -------------------                  -------------------
           Total liabilities                                            $78,893,197                          $57,114,628
                                                                 -------------------                  -------------------

STOCKHOLDERS' EQUITY
Preferred stock, Series A, 5% non-cumulative, no par
   value;  1,000,000 shares authorized and unissued                             - -                                  - -
Common stock, $1 par value;  20,000,000 shares
   authorized; 1998, 2,060,983 shares issued and
   outstanding; 1997, 2,055,983 shares issued and
   outstanding.                                                          $2,060,983                           $2,055,983
Capital surplus                                                           7,835,454                            7,815,454
Retained earnings (deficit)                                              (1,189,229)                          (2,164,825)
Accumulated other comprehensive income                                       69,755                                4,802
                                                                 -------------------                  -------------------
           Total stockholders' equity                                    $8,776,963                           $7,711,414
                                                                 -------------------                  -------------------

           Total liabilities and stockholders' equity                   $87,670,160                          $64,826,042
                                                                 ===================                  ===================

                              See Accompanying Notes to Consolidated Financial Statements



                                              MARATHON FINANCIAL CORPORATION

                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (Unaudited)

                                                          For the Nine Months                   For the Quarter
                                                          Ended September 30,                 Ended September 30,
                                                        1998              1997              1998               1997
                                                        ----              ----              ----               ----
Interest income:
   Interest and fees on loans                         $4,493,928         $3,372,427        $1,589,055         $1,243,951
   Interest on securities held to maturity               116,786             51,320            51,810             22,867
   Interest on securities available for sale             108,677             64,699            47,783             21,450
   Interest on federal funds sold                        311,365             91,073           142,654             37,304
   Dividends on securities available for sale             16,042             12,262             3,967              4,232
                                                     -----------        -----------         ---------          ---------
           Total interest income                      $5,046,798         $3,591,781        $1,835,269         $1,329,804
                                                     -----------        -----------       -----------        -----------


Interest expense:
   Interest on deposits                               $2,107,473         $1,363,566          $784,948           $496,509
   Interest on leases                                     15,678             17,885             4,947              5,783
   Interest on fed funds purchased                          - -                 673              - -                - -
                                                            ----                                 ----               ---
                                                     -----------        -----------         ---------          ---------
           Total interest expense                     $2,123,151         $1,382,124          $789,895           $502,292
                                                     -----------        -----------         ---------          ---------


           Net interest income                        $2,923,647         $2,209,657        $1,045,374           $827,512


Provision for loan losses                                170,000            133,000            60,000             55,000
                                                     -----------        -----------         ---------          ---------
Net interest income after provision for
     loan loss                                        $2,753,647         $2,076,657          $985,374           $772,512
                                                     -----------        -----------         ---------          ---------


Other income:
   Service charges on deposit accounts                  $499,002           $274,184          $192,191           $106,781
   Commissions and fees                                   23,958             22,482             8,277              7,188
   Other                                                  67,232             22,215             9,845              5,809
                                                     -----------        -----------         ---------          ---------
           Total other income                           $590,192           $318,881          $210,313           $119,778
                                                     -----------        -----------         ---------          ---------











                                              MARATHON FINANCIAL CORPORATION

                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (Continued)
                                                           For the Nine Months                  For the Quarter
                                                           Ended September 30,                 Ended September 30,
                                                         1998              1997              1998               1997
                                                         ----              ----              ----               ----

Other expenses:
   Salaries and employee benefits                     $1,125,779           $865,172          $381,833           $324,839
   Net occupancy expense of premises                     187,977            197,225            65,052             79,337
   Furniture and equipment                               277,734             84,402            91,695             37,234
   Legal and professional                                 63,632             37,712            13,389              4,290
   Stationary and Supplies                                74,729             54,881            28,901             23,983
   Postage                                                72,023             42,407            26,411             17,651
   Marketing                                              55,593             68,301            21,354             26,702
   Telephone                                              58,472             30,795            20,445             17,396
   Directors fees                                         62,360             52,250            19,200             17,450
   ATM expense                                            69,671             45,034            33,179              9,853
   Overdraft charge-offs                                  48,415             51,629            27,158             31,215
   Other operating expense                               278,512            240,247            89,017             84,314
                                                     -----------        -----------         ---------          ---------
           Total other expenses                       $2,374,897         $1,770,055          $817,634           $674,264
                                                     -----------        -----------         ---------          ---------


           Income before income taxes                   $968,942           $625,483          $378,053           $218,026

Provision for income taxes expense
      (Benefit)                                          ($6,654)         ($137,734)         $24,783            ($50,000)
                                                     -----------        -----------         ---------          ---------


           Net income                                   $975,596           $763,217          $353,270           $268,026
                                                     ===========        ===========         =========          =========



Earnings per share, basic                                  $0.47              $0.39             $0.17              $0.14
                                                           =====              =====             =====              =====

Earnings per share, assuming dilution                      $0.46              $0.39             $0.17              $0.14
                                                           =====              =====             =====              =====



                              See Accompanying Notes to Consolidated Financial Statements





                                                   MARATHON FINANCIAL CORPORATION

                                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             (Unaudited)

                                        For the Nine Months Ended September 30, 1998 and 1997

                                                                     Accumulated
                                                                        Other          Retained                          Total
                                      Common           Capital      Comprehensive      Earnings      Comprehensive    Stockholders'
                                       Stock           Surplus      Income (Loss)      (Deficit)         Income          Equity
                                      ------           -------      -------------      ---------      ------------    -------------
Balance, December 31, 1996           $1,863,495       $7,045,502             $507     ($3,019,267)                      $5,890,237
Comprehensive income:
   Net income                                                                             763,217          763,217         763,217
   Other comprehensive
        income:
            Unrealized (loss) on
                securities available
                for sale                                                     (278)                            (278)           (278)
                                                                                                              -----
  Total comprehensive income                                                                              $762,939
                                                                                                          ========
Issuance of common stock/
     exercise of stock warrants
     (192,488 shares)                   192,488          769,952                                                           962,440
                                     ----------       ----------             ----     -----------                       ----------
Balance, Sept. 30, 1997              $2,055,983       $7,815,454             $229     ($2,256,050)                      $7,615,616
                                     ==========       ==========             ====     ===========                       ==========


Balance, December 31, 1997           $2,055,983       $7,815,454           $4,802     ($2,164,825)                      $7,711,414
Comprehensive income:
    Net income                                                                            975,596          975,596         975,596
    Other comprehensive
        income:
           Unrealized gain on
               securities available
               for sale                                                    64,953                          64,953           64,953
                                                                                                          -------
Total comprehensive income                                                                              $1,040,549
                                                                                                        ==========
Issuance of common
      stock/exercise of stock
      options (5,000 shares)              5,000           20,000                                                            25,000
                                     ----------       ----------             ----     -----------                       ----------
Balance, Sept. 30, 1998              $2,060,983       $7,835,454          $69,755     ($1,189,229)                      $8,776,963
                                     ==========       ==========             ====     ===========                       ==========

           See Accompanying Notes to Consolidated Financial Statements




                                              MARATHON FINANCIAL CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (Unaudited)

                                   For the Nine Months Ended September 30, 1998 and 1997
                                                                             1998                                 1997
                                                                             ----                                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $975,596                             $763,217
   Adjustments to reconcile net income
          to net cash provided by operating
          activities:
           Amortization                                                      39,317                               30,471
           Depreciation                                                     218,147                              111,759
           Net discount accretion on securities                              (2,101)                              (8,488)
           Provision for loan loss                                          170,000                              133,000
           Deferred tax (benefit)                                           (21,159)                            (150,000)
           Changes in assets and liabilities:
              (Increase) decrease in other assets                            45,523                              (72,600)
              (Increase) in accrued
                   interest receivable                                     (118,068)                             (65,187)
              Decrease in accounts payable
                   and accrued expenses                                     (76,538)                             (16,669)
              Increase in interest expense payable                           28,340                                5,784
              Decrease in Other Real Estate                                   5,968
                                                                 -------------------                  -------------------
           Net cash provided by operating
               activities                                                $1,265,025                             $731,287
                                                                 ===================                  ===================

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and principal payments
        on securities held to maturity                                     $313,325                           $1,107,993
   Proceeds from maturities and principal payments
        on securities available for sale                                    250,244                               97,308
   Purchase of securities held to maturity                               (2,780,690)                          (1,170,539)
   Purchase of securities available for sale                             (2,824,483)                            (573,323)
   Net (increase) in loans                                              (11,684,857)                          (7,291,645)
   Purchase of bank premises and equipment                                 (318,763)                            (847,792)
                                                                 -------------------                  -------------------
                                                                 -------------------                  -------------------
           Net cash (used in) investing activities                     ($17,045,224)                         ($8,677,998)
                                                                 -------------------                  -------------------










                                              MARATHON FINANCIAL CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Continued)
                                   For the Nine Months Ended September 30, 1998 and 1997

                                                                        1998                                 1997
                                                                        ----                                 ----
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, NOW
        accounts, and savings accounts                                  $10,921,997                           $4,464,954
   Net increase in certificates of deposits                              10,931,061                            3,769,201
   Principal payments on capital lease payable                              (26,290)                             (27,143)
   Cash dividends paid                                                                                          (111,810)
   Net proceeds from issuance of common stock                                25,000                              962,439
                                                                 -------------------                  -------------------
           Net cash provided by financing activities                    $21,851,768                           $9,057,641
                                                                 -------------------                  -------------------

   Increase in cash and cash equivalents                                 $6,071,569                           $1,110,930

           Beginning                                                      7,047,382                            4,052,434
                                                                 -------------------                  -------------------
           Ending                                                       $13,118,951                           $5,163,364
                                                                 ===================                  ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments  for:
          Interest                                                       $2,094,811                           $1,376,340
                                                                 ===================                  ===================

          Income Taxes                                                      $14,505                              $12,266
                                                                 ===================                  ===================


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   ACTIVITIES

   Unrealized gain (loss) on securities
       available for sale                                                   $64,953                                ($278)
                                                                 ===================                  ===================


                              See Accompanying Notes to Consolidated Financial Statements



                         MARATHON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, and the result of operations and cash flows for the nine months ended September 30, 1998 and 1997. The statements should be read in conjunction with the Notes to Consolidated
     Financial Statements included in the Company's Annual Report for the year ended December 31, 1997.

2. The results of operations for the nine months period ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

3. Securities held to maturity and available for sale as of September 30, 1998 and December 31, 1997, are:

                                                                   September 30,                         December 31,
                                                                        1998                                 1997
                                                                     Amortized                            Amortized
Held to Maturity                                                        Cost                                Cost
                                                                 -------------------                  -------------------
US treasury securities & obligations of
       US government corporations & agencies                             $4,007,687                           $1,452,899
Obligations of state and political subdivisions                             100,887                              254,033
                                                                 ===================                  ===================
                                                                         $4,108,574                           $1,706,932
                                                                 ===================                  ===================


                                                                        Fair                                 Fair
                                                                       Value                                Value
                                                                 -------------------                  -------------------

US treasury securities  & obligations of
       US government corporations & agencies                             $4,068,746                           $1,467,012
Obligations of state and political subdivisions                             106,039                              255,877
                                                                 ===================                  ===================
                                                                         $4,174,785                           $1,722,889
                                                                 ===================                  ===================







                                                                   September 30,                         December 31,
                                                                        1998                                 1997
                                                                     Amortized                            Amortized
Available for Sale                                                      Cost                                 Cost
                                                                 -------------------                  -------------------

US treasury securities & obligations
      of US government corporation & agencies                            $3,925,556                           $1,352,298
Mortgage backed securities                                                   25,430                               31,477
Other                                                                       470,050                              395,200
                                                                 -------------------                  -------------------
                                                                         $4,421,036                           $1,778,975
                                                                 ===================                  ===================

                                                                        Fair                                 Fair
                                                                        Value                                Value
                                                                 -------------------                  -------------------

US treasury securities & obligations
      of US government corporations & agencies                           $3,993,875                           $1,355,054
Mortgage backed securities                                                   26,867                               33,523
Other                                                                       470,050                              395,200
                                                                 -------------------                  -------------------
                                                                         $4,490,792                           $1,783,777
                                                                 ===================                  ===================


4. The consolidated entity's loan portfolio is composed of the following:

                                                                   September 30,                         December 31,
                                                                        1998                                 1997
                                                                 -------------------                  -------------------

Commercial                                                              $32,466,758                          $24,399,929
Real estate-mortgage                                                     11,312,735                           10,065,627
Real estate-construction                                                  7,335,339                            6,075,464
Installment loans to individuals                                         11,636,747                           10,552,548
                                                                 -------------------                  -------------------
                                                                        $62,751,579                          $51,093,568
Less:  allowance for loan losses                                            719,651                              576,497
                                                                 -------------------                  -------------------
Loans, net                                                              $62,031,928                          $50,517,071
                                                                 ===================                  ===================


  The company had  non-accrual  loans which were excluded from the impaired loan disclosure under FASB 114 which amounted to $391,955 on September 30, 1998 and
  $38,116 on December 31, 1997.
                                                                   September 30,                         December 31,
5.  Reserve for Loan Losses:                                            1998                                 1997
                                                                 -------------------                  -------------------

Balance, beginning                                                         $576,497                             $503,014
Provision charged to operating expense                                      170,000                              133,000
Recoveries                                                                   22,520                               27,823
Loan losses charged to the allowance                                        (49,366)                             (87,340)
                                                                 -------------------                  -------------------
Balance, ending                                                            $719,651                             $576,497
                                                                 ===================                  ===================

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations.

           General
           -------

                Marathon Financial Corporation ("the Corporation") is a bank holding company that was incorporated under the laws of the Commonwealth of Virginia in June 1989. The Corporation owns all of the outstanding stock of its sole subsidiary, The Marathon Bank ("the Bank"), which was incorporated in August 1987 and acquired by the Corporation in October 1990, in accordance with the Plan of Exchange approved by the shareholders of the Bank in June 1990. The Corporation is headquartered in Frederick County, Virginia. The Corporation is a holding company for the Bank and is not directly engaged in the operation of any other business.

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

           Total Assets
           ------------

           Total assets for the nine months ending September 30, 1998, increased $22,844,118 or 35.2% since December 31, 1997. This increase in total assets resulted from a $11,514,857 increase in net loans or 22.8%, an increase in federal funds sold of $5,333,000 or 149.4%, and an increase of

           $5,108,677 or 146.4% in securities. This equates to an increase in earning assets of $21,956,514 or 38.1% in the nine months ending September 30, 1998. The main components of the loan portfolio growth was reflected in an increase of $8,066,829 or 33.1% in commercial loans. Over half or 51.7% of the corporation's total loans are in the commercial area. The remaining portfolio consists of real estate loans, 29.7% and installment loans, 18.6%.

           Over $5.5 million in securities were purchased which were comprised entirely of United States Treasury notes and U. S. government agencies. These purchases netted against the maturing of over $500,000 of securities account for the increase in total securities.

           Allowance for Loan Losses
           -------------------------

           The allowance for loan losses, as of September 30, 1998, was $719,651. This is an increase of $143,154 or 24.8% since December 31, 1997. This gives the bank a 1.15% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

           Liabilities
           -----------

           Total deposits for the nine months ending September 30, 1998, increased $21,853,057 or 38.7% since December 31, 1997. Non-interest bearing deposits increased by $3,193,754 or 40.0% and interest bearing deposits increased by $18,659,303 or 38.5%. The ratio of non-interest bearing deposits to total deposits remained constant at 14.3% as of September 30, 1998 as compared to 14.2% for the same period of 1997.

           Stockholders' Equity
           --------------------

           Total equity has increased by $1,065,549 or 13.8% since December 31, 1997. The increase was due to a nine months profit of $975,596, the exercise of stock options of $25,000, and an increase in unrealized gains on securities available for sale of $64,953. The primary capital to assets ratio is 9.9%. For the year ended on December 31, 1997, this ratio was 11.9%. The decline is due to the large growth the bank has experienced over the nine months period.

           Interest Income
           ---------------

           Interest income totaled $5,046,798 for the nine months ending September 30, 1998, $1,455,017 or 40.5% higher than the nine months ending September 30, 1997. This is a direct result of the increase in our earning assets, which increased the interest and fee income.

           Interest Expense
           ----------------

           Total interest expense for the nine months ending September 30, 1998 was $2,123,151, $741,027 or 53.6% higher than the nine months ending September 30, 1997. Interest on deposits increased by $743,907 or 54.6% over the same period in 1997. This was the result of an overall increase in deposits. Interest on capital leases for the quarter was $15,678, $2,207 or 12.3% less than the same period in 1997.

           Net Interest Income
           -------------------

           Net interest income for the nine months ending September 30, 1998 was $2,923,647 $713,990 or 32.3% higher than the six months ending September 30, 1997. This was the result of an increase in our earning assets which more than offset the effects of a decline in the net interest margin. For the period ending September 30, 1998, the net interest margin was 5.69%, down from 5.94% for the nine months ended September 30, 1997.

           Other Income
           ------------

           Total other income for the nine months ending September 30, 1998 was $590,192, $271,311 or 85.1% higher than the same period in 1997. This partially is a result of a $45,000 recovery of a charged off deposit account. In addition the bank experienced an increase in the demand deposit area which has contributed $499,002 in service charges for the first nine months of 1998. This is a 82.0% increase over the same period of 1997.

           Other Expenses
           --------------

           Total other expenses for the nine months ending September 30, 1998 were $2,374,897, $604,842 or 34.2% higher than the nine months ending September 30, 1997. Salary expense increased $260,607 or 30.1%, occupancy expense decreased $9,248 or 4.7%, furniture and equipment expense increased by $193,332 or 229.1%, and stationery and supplies expense increased by $19,848 or 36.2% over the same period in 1997. Directors fees were $62,360, an increase of 19.3% due to a change in the monthly meeting rates. Legal and professional fees increased $25,920 or 68.7%, mainly as a result of legal fees incurred in the recoveries of charged off accounts. The net increase in other expenses is in part a result of staffing and furnishing for two additional branches which opened late in 1997. The depreciation of new equipment and the costs of maintenance contracts on the equipment associated with the branch openings caused an increase in furniture and equipment expense. The company also made a substantial investment in computer and proof equipment to keep pace with the bank's growth.

           Net Income
           ----------

           Net income for the nine months ending September 30, 1998 was $975,596, compared to $763,217 in the same period in 1997. This is an increase of $212,379 or 27.8% over the same period of 1997. Net income for the third quarter of 1998 was $353,270, representing a gain of $85,244 or 31.8% greater than the third quarter of 1997.

           Liquidity and Capital Resources
           -------------------------------

           The liquidity position of the Bank is less than it peer's because of a loan to deposit ratio of 80.2%. In order to maximize earning assets, management has exceeded the bank's policy by maintaining a higher ratio than that of it's peers'. This policy exception has been approved by the Board of Directors. As the core deposits of of the bank continue to increase, this ratio will become more in line with that of the industry, as evidenced with the comparison of the loan to deposit ratio of 90.4% as of December 31, 1997 and 85.1% as of June 30, 1998.

           Year 2000 Related Issues
           ------------------------

           Current Status:

           As was reported in the 10-K report for year-end 1997, in accordance with sound management policy and Federal Reserve directives, the bank appointed a Year 2000 coordinator in early 1997. A review of computer software and related hardware was initiated and completed. In addition to information system issues, the Bank's plant and equipment including heating and air conditioning systems, vaults, security equipment, drive-in equipment, ATM's, and office equipment were included in this review. Items that were not Year 2000 compliant were identified. Third party software vendors and hardware maintenance providers were contacted and submitted estimates to bring non-compliant processes up to Year 2000 compatibility.

           Major functions to conduct business in a routine manner were identified as: the ability to process the deposits and loan payments made to existing accounts (also known as the items processing and/or proof function), and the ability to maintain accurate customer account information.

           Upon the conclusion of this review it was determined that the most significant and costly portion of the Year 2000 readiness (Y2K) project would be the Bank's in-house computer system used to run the core banking applications that maintain customer account information. The Bank's core system is provided by BancTec Financial Systems and is run on an NCR computer using a UNIX operating system. All three of these components were found to be non Y2K compliant. The banking application software, the hardware, and the operating system have been replaced and the Bank's files were converted to the new computer system in July of 1998. The new system has functioned without problems (other than routine items) since that time. The Bank is in the testing phase to insure that the system will operate without difficulty as the date enters the year 2000 and beyond. A test data base has been created on the system. This test data base is a duplicate of the entire actual banking system data base as it existed in July 1998, not just a sampling of selected accounts. The test data base will be processed through the year 2000 and sampling will be used to evaluate individual account results. It is anticipated that this testing will be completed in November 1998. In addition, as a primary banking application vendor BancTec Financial Systems was subject to review by Federal Banking Regulators as well. The Bank's core system will be ready. The Bank does not use a software package to process new deposit accounts and the software to prepare new loan documents has presented no difficulty in preparing loan documentation for loans that extend into the year 2000. The items processing area (proof machine) has been reviewed and was found to be Y2K compliant. No physical plant or security equipment issues have been discovered. One of the ATM's required upgrading and this is scheduled to occur in November 1998. Several PC's need to be replaced. One will be taken out of service when the Bank's credit card processor converts to a Y2K platform in November 1998. A second computer is used to store reports on optical media. This system will be upgraded in early 1999. A third computer is used to communicate with our ATM processor, HONOR, and our correspondent bank, Community Bankers Bank. This computer will be replaced before year-end 1998. Transaction data received from other sources via telecommunications, while important, is not material in that the volumes could be handled by a manual process if required.

           Costs:

           Thus far the Bank has incurred approximately $160M in costs related to the Y2K project. The majority of this expenditure has been to replace the core application operating system described above. Previously the Bank was leasing this system at a cost of $56M annually. As a capitalized item, annual expense will actually go down as a result of the lease cancellation. The operating system on the LAN used for internal communications and other office applications was upgraded as well and will be a capitalized expenditure. Both of these systems would have been upgraded in the normal course of business regardless of the Y2K project but may have been delayed until 1999. Other directly expensed items attributable to the Y2K project in 1998, are not material and are expected to total less than $25M. The Y2K project will continue into 1999 and the overall impact to income is not projected to exceed $50M.

           Risks:

           Worst case risk scenarios related to Year 2000 have been categorized in three areas: Technical problems related to sporadic or no electric power and no telephone communications. Liquidity problems caused by excessive withdrawals prior to the millennium change based upon public perception of the Y2K problem or after the millennium change based upon actual losses of individual depositors as a result of Y2K. Capital depletion as a result of loan losses if individual borrowers are unable to repay debt as agreed as a result of Y2K.

           Contingency Plans:

           The Bank has determined that the worst case scenarios cannot be overcome without an insurmountable negative impact on 1999 earnings and will not attempt to plan for backup power generation or telephone service. However, regarding liquidity, the Bank plans to maintain a more liquid balance sheet than usual during the last quarter of 1999, specifically including more cash on hand, to allow for withdrawal amounts in excess of normal volumes. This increased liquidity will have a negative impact on earnings rates that will not be significant based upon current estimates. While the Bank's customer base is very diverse and industry concentrations are minimal, the Bank has started and will continue a review of large deposit and loan relationships. Selected customers have and will be polled regarding their Y2K preparedness to help isolate potential problem relationships prior to the third quarter of 1999. Due to the extensive testing of the core computer system, the Bank does not plan to have contingency plans in place to migrate to core software provided by another vendor or run on the hardware of a different manufacturer. There are however, computer processes within the Bank that can be accomplished via manual methods for varying amounts of time. The Bank will investigate the viability of accomplishing those task manually.

           Y2K Loan Maintenance:

           To date, the bank's focus relative to determining whether our major loan customers are ready for Y2K has revolved around a questionnaire. Each loan officer has been given a list of their customers who have been identified as potential Y2K risks. The criteria for being named on the list included having a loan balance in excess of $100,000 and being technologically dependent to the extent that any Y2K noncompliance would materially affect the normal course of business. The technological dependence "test" included a determination of whether the loan customer's suppliers and/or customers were running shops that were also technologically dependent.

           Loan officers have been calling on their list of customers and completing the questionnaire with the customer's assistance. This procedure has helped the customer understand more completely the risks to their business associated with Y2K and has helped the bank determine which customers pose material risks to the banks earnings relative to Y2K interruptions.

           Earlier, all business customers were invited to attend a year 2000 seminar sponsored by the bank. Speakers familiar with the Y2K problem conducted the meeting and highlighted the risks involved.

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


                                     MARATHON FINANCIAL CORPORATION



DATE:  September 30, 1998            /s/ Donald L. Unger
                                     --------------------------------------
                                     DONALD L. UNGER
                                     PRINCIPAL EXECUTIVE OFFICER




DATE:  September 30, 1998            /s/ Frederick A. Board
                                     --------------------------------------
                                     FREDERICK A. BOARD
                                     PRINCIPAL FINANCIAL OFFICER