Form 10KSB40
period 1998-12-31
MARATHON FINANCIAL CORP
filed 1999-03-30
CIK 854399

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1998
                           -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transitions periods from ____ to ____

Commission file number :             0-18868
                         ----------------------------------

                       Marathon Financial Corporation
             ---------------------------------------------
            (Name of small business issuer in its charter)


              Virginia                                54-1560968
  ----------------------------------------------------------------------------
 State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization


                  4095 Valley Pike, Winchester, Virginia 22602
        --------------------------------------------------------------
            (Address of principal executive offices) (Zip code)

Issuer's telephone number, including area code           (540) 869-6600
                                                  -----------------------------

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

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

   Total revenues for the year ended  December 31, 1998 were $7,694,677.

   The aggregate market value of the voting stock held by non-affiliates of the registrant was $15,197,559 as of March 22, 1999. The aggregate market value was computed by using a market price of $7.375 per share.

   As of March 22, 1999, the number of shares outstanding of the registrant's common stock was 2,060,686.


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

                                      PART I
                                      ------
ITEM 1.  DESCRIPTION OF BUSINESS

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

     The Bank, which is chartered under the laws of the Commonwealth of Virginia, conducts a general banking business through its offices. The Bank's deposits are insured under the Federal Deposit Insurance Act and the Bank is a member of the Federal Reserve System. As of December 31, 1998, the Bank employed 61 persons on a full-time basis.

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

Recent Developments
-------------------

    During 1998, the bank occupied a new addition consisting of approximately 3,600 square feet to the main office. The addition increased the size of the building by 50 percent enabling the bank to better serve the needs of a growing customer base.

    During 1998, the Board of Directors authorized management to repurchase shares of the Corporation's common stock with the following stipulations: the market price to book value must be 1.70% or below, and the maximum number of shares purchased during a calendar year does not exceed 1.5% of outstanding shares. Based on this criteria, the Corporation purchased 3,000 shares of common stock during the first quarter of 1999.



Supervision and Regulation
--------------------------

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

Statistical Information
-----------------------

     The following statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.



                           INDEX                                                      Page
                           -----                                                      ----
Table  1  Selected Financial Data                                                        5
Table  2  Average Balance Sheets, Net Interest Income and Rates                    6 and 7
Table  3  Changes in Net Interest Income Attributable to Rate and Volume                 8
Table  4  Types of Investment Securities                                                 9
Table  5  Securities Maturity Analysis                                                  10
Table  6  Composition of the Loan Portfolio                                             11
Table  7  Maturity Schedule of Selected Loans                                           12
Table  8  Summary of Risk Elements                                                      13
Table  9  Summary of Loan Loss Experience                                               14
Table 10  Allocation of the Reserve for Loan Losses                                     15
Table 11  Deposits and Rates                                                            16
Table 12  Maturities of CDs in Excess of $100,000                                       17
Table 13  Analysis of Liquid Assets                                                     18
Table 14  Minimum Capital Requirements                                                  19
Table 15  Financial Ratios                                                              20
Table 16  Short-Term Borrowings                                                         21
Table 17  Interest Sensitivity Analysis                                                 22


                        Table 1 - Selected Financial Data

     The following selected consolidated financial data is based upon the Corporation's audited financial statements and related notes and should be read in conjunction with such financial statements and notes.

                                                                           For the Years Ended December 31,
                                                ------------------------------------------------------------------------------------
                                                         1998           1997           1996           1995          1994
                                                         ----           ----           ----           ----          ----
At Period End:                                                         (in thousands except per share data)
Loans-net of unearned income
   and allowance for loan losses                      $65,467        $50,517        $37,409        $28,774       $22,618
Allowance for loan losses                                 755            576            503            393           299
Total assets                                           91,852         64,826         47,287         36,070        27,682
Deposits                                               82,295         56,435         40,725         32,622        24,604
Stockholders' equity                                    8,790          7,711          5,890          2,678         2,244

Income Summary:
Interest income                                       $ 6,876        $ 4,882        $ 3,789        $ 2,940       $ 2,251
Interest expense                                        2,959          1,943          1,614          1,252           849
                                                --------------  -------------  -------------  -------------  ------------
   Net interest income                                 $3,917         $2,939         $2,175         $1,688        $1,402
Provision for
    loan losses                                           285            133            165            113           151
                                                --------------  -------------  -------------  -------------  ------------

Net interest income after
   provision for
   loan losses                                         $3,632         $2,806         $2,010         $1,575        $1,251
Other income                                              819            587            430            281           242
Other expenses                                          3,193          2,583          1,746          1,435         1,175
                                                --------------  -------------  -------------  -------------  ------------
Income before income taxes                             $1,258           $810           $694           $421          $318
Income taxes (benefits)                                    78           (188)          (145)            --            --
                                                --------------  -------------  -------------  -------------  ------------

   Net income                                          $1,180           $998           $839           $421          $318
                                                ==============  =============  =============  =============  ============

Per Share Data: *
Book value at period ended                               4.26          $3.75          $3.16          $2.05         $1.75
Net income , basic                                       0.57            .51            .58            .35           .30
Net income, assuming dilution                            0.56           0.50            .58            .35           .30
Cash dividends declared                               165,053        143,920        111,810             --            --
Average common shares outstanding                   2,058,932      1,951,172      1,445,601      1,205,443     1,082,615



* Changed to reflect stock dividend in 1996.

         Table 2 - Average Balance Sheets, Net Interest Income and Rates

     Table 2 illustrates average balances of total earning assets and total interest-bearing liabilities for 1998 and 1997 and shows the average distribution of assets, liabilities, stockholder's equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purpose of this table and other statistical disclosures were calculated by using the daily average balances.



                                                             December 31, 1998                           December 31, 1997
                                                --------------------------------------------  --------------------------------------
                                                   Average       Earnings/        Yield/        Average       Earnings/      Yield/
      Assets                                    Balances (1)      Expense          Rate       Balances (1)     Expense        Rate
      ------                                    --------------  -------------  -------------  -------------  ------------  ---------
Interest Earning Assets:
  Loans, net of unearned discounts(2)             $58,269,578     $6,063,709          10.4%    $42,875,769    $4,559,365       10.6%
  Securities (3)                                    6,257,989        381,331           6.1%      2,996,467       193,445        6.5%
  Federal funds sold                                7,991,882        430,995           5.4%      2,428,532       129,844        5.3%
                                                --------------  -------------                 -------------  ------------

Total interest earning assets                     $72,519,449     $6,876,035           9.5%    $48,300,768    $4,882,654       10.1%
                                                                -------------                                ------------
Non-Interest Earning Assets:
  Cash and due from banks                           4,364,755                                    3,139,921
  Bank premises and equipment                       2,591,083                                    2,051,763
  Intangible assets                                         0                                            0
  Other assets                                      1,263,018                                      672,261
  Allowance for loan losses                          (656,014)                                    (569,367)
                                                --------------                                -------------
Total assets                                      $80,082,291                                  $53,595,346
                                                ==============                                =============



                                                             December 31, 1998                           December 31, 1997
                                                --------------------------------------------  --------------------------------------
                                                   Average       Earnings/        Yield/        Average       Earnings/      Yield/
Liabilities and Stockholders' Equity            Balances (1)      Expense          Rate       Balances (1)     Expense        Rate
------------------------------------            --------------  -------------  -------------  -------------  ------------  ---------
Liabilities:
  Interest-bearing deposits                       $61,155,144     $2,938,214           4.8%    $39,478,773    $1,918,099        4.9%
  Federal funds purchased                                   0              0           0.0%         13,340           673        5.0%
  Capital lease payable                               259,020         20,341           7.9%        298,727        24,637        8.2%
                                                --------------  -------------                 -------------  ------------

Total interest-bearing liabilities                $61,414,164     $2,958,555           4.8%    $39,790,840    $1,943,409        4.9%
                                                                -------------                                ------------

  Non-Interest-Bearing Liabilities:
   Liabilities:
      Demand deposits                               9,958,661                                    6,945,771
      Other liabilities                               296,639                                      199,905
                                                --------------                                -------------
  Total liabilities                                71,669,464                                  $46,936,516
   Stockholders' equity                             8,412,827                                    6,658,830
                                                --------------                                -------------

Total liabilities and stockholders' equity        $80,082,291                                  $53,595,346
                                                ==============                                =============

Net Interest Earnings                                             $3,917,480                                  $2,939,245
                                                                =============                                ============

Net Interest Yield on Earnings Assets                                                  5.4%                                     6.1%
                                                                                ===========                            ============


(1) Average balances are calculated using daily balances for each category in 1997 & 1998.

(2) Non-accrual loans are included in the average balance of this category.

(3) The Corporation has no tax-free income.

          Table 3 - Changes in Net Interest Income Attributable to Rate & Volume



                                                                December 31,                                December 31,
                                                               1998 vs. 1997                               1997 vs. 1996
                                                --------------------------------------------  --------------------------------------
                                                             Due to Change In                             Due to Change In
Interest Earned On:                                Volume           Rate          Total          Volume         Rate          Total
                                                   ------           ----          -----          ------         ----          -----
     Loans                                      $1,587,785       ($83,441)    $1,504,344     $1,038,221      ($33,664)   $1,004,557
     Securities                                    199,145        (11,259)       187,886         58,161         4,271        62,432
     Federal funds sold                            298,691          2,460        301,151         26,238                      26,238
                                             --------------  -------------  -------------  -------------  ------------  ------------

Total interest earned on interest
       bearing assets                           $2,085,621       ($92,240)    $1,993,381     $1,122,620      ($29,393)   $1,093,227
                                             --------------  -------------  -------------  -------------  ------------  ------------

Interest Paid On:
     Interest-bearing deposits                  $1,059,500       ($39,385)    $1,020,115       $351,876             0      $351,876
     Federal funds purchased                          (673)                         (673)           348           170           518
     Capital lease payable                          (3,369)          (927)        (4,296)       (15,431)       (8,207)      (23,638)
                                             --------------  -------------  -------------  -------------  ------------  ------------

Total interest paid on interest-bearing
        liabilities                             $1,055,458       ($40,312)    $1,015,146       $336,793       ($8,037)     $328,756
                                             --------------  -------------  -------------  -------------  ------------  ------------

Net interest income                             $1,030,163       ($51,928)      $978,235       $785,827      ($21,356)     $764,471
                                             ==============  =============  =============  =============  ============  ============

                    Table 4 - Types of Investment Securities

    Table 4 summarizes the book value of securities for the two years ending December 31, 1998 and 1997.

                          Table 4 - Book Value of Securities Available for Sale
                          -----------------------------------------------------
                                                    For the Years Ended
                                                        December 31,
                                                -----------------------------
                                                    1998            1997
                                                    ----            ----
U.S. Treasury securities and obligations
       of U.S. government agencies and
       corporations                               $4,460,218     $1,355,054
Mortgage-backed securities                            21,555         33,523
Other securities                                     479,800        395,200
                                               --------------  -------------
                                                  $4,961,573     $1,783,777
                                               ==============  =============

                            Table 4 - Book Value of Securities Held to Maturity
                            ---------------------------------------------------
                                                    For the Years Ended
                                                        December 31,
                                                -----------------------------
                                                    1998            1997
                                                    ----            ----
U.S. Treasury securities and obligations
       of U.S. government agencies and
       corporations                              $4,899,237     $1,452,899
Obligations of state and political
    subdivisions                                    100,840        254,033
                                                ------------     -----------
                                                 $5,000,077     $1,706,932
                                                ==============  ============

     At December 31, 1998, the securities book value was $9,961,650 and the market value was $10,002,374, compared to December 31, 1997 values of $3,490,709 and $3,506,666, respectively. As of December 31, 1998, there were no obligations by any one issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. Agencies and Corporations, which in the aggregate exceeded 10% of stockholders' equity.

                     Table 5 - Securities Maturity Analysis

     Table 5 sets forth the maturity of distribution and weighted average yields of the securities portfolio at December 31, 1998. The weighted average yields are calculated on the book value of the portfolio and on securities interest income adjusted for amortization of premium and accretion of discount.


                                                                        December 31, 1998
                                                -----------------------------------------------------------
                                                                                      After One But
                                                      Within One Year               Within Five Years
                                                -----------------------------  ----------------------------
                                                   Amount          Yield          Amount         Yield
                                                --------------  -------------  -------------  -------------
U.S. Treasury securities and obligations
    of U.S. government agencies and
    corporations                                     $551,378          5.80%     $5,132,386          5.63%
Obligations of State & political subdivisions               0          0.00%        100,840          7.10%
Mortgage-Backed Securities                                  0          0.00%              0          0.00%
Other Securities                                            0          0.00%              0          0.00%
                                                --------------  -------------  -------------  -------------
    Total                                            $551,378          5.80%     $5,233,226          5.64%
                                                ==============  =============  =============  =============

                                                                        December 31, 1998
                                                -----------------------------------------------------------
                                                       After Five But
                                                       Within Ten Years              After Ten Years
                                                -----------------------------------------------------------
                                                   Amount          Yield          Amount         Yield
                                                --------------  -------------  -------------  -------------
U.S. Treasury securities and obligations
    of U.S. government agencies and
    corporations                                   $3,675,690          6.02%              0          9.01%
Obligations of State & political subdivisions               0          0.00%              0          0.00%
Mortgage-Backed Securities                                  0          0.00%        $21,555          0.00%
Other securities                                            0          0.00%        479,800          6.07%
                                                --------------  -------------  -------------  -------------
    Total                                          $3,675,690          6.02%       $501,355          6.19%
                                                ==============  =============  =============  =============

                   Table 6 - Composition of the Loan Portfolio

     The following table summarizes the composition of the loan portfolio at December 31, 1998 and 1997.


                                                   December 31,
                                     -------------------------------------------
                                        1998                          1997
                                        ----                          ----
Commercial                           $35,388,441                   $24,399,929
Real estate - mortgage                11,173,003                    10,065,627
Real estate - construction             7,873,781                     6,075,464
Installment loans to individuals      11,786,311                    10,552,548
                                     -------------                 -------------
                                     $66,221,536                   $51,093,568
Less allowance for loan losses           754,597                       576,497
                                     -------------                 -------------

Net loans                            $65,466,939                   $50,517,071
                                     =============                 =============


   The Corporation had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 1998 or 1997.

  There were no categories of loans that exceeded 10% of outstanding loans at December 31, 1998, which were not disclosed in Table 6.

  In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in the accompanying financial statements. At December 31, 1998, commitments for standby letters of credit totaled $851,449 and commitments to extend credit totaled $8,909,000. At December 31, 1997, commitments for standby letters of credit totaled $664,357 and commitments to extend credit totaled $7,193,712.

                  Table 7 - Maturity Schedule of Selected Loans

The table below presents the maturities of selected loans outstanding at December 31, 1998.



                                                                 After One
                                                   Within        But Within       After
                                                  One Year       Five Years     Five Years       Total
                                                --------------  -------------  -------------  -------------
Commercial                                        $11,232,291    $21,552,107     $2,604,043    $35,388,441
Real estate - construction                          5,741,878      1,238,556        893,347      7,873,781
                                                --------------  -------------  -------------  -------------
                                                  $16,974,169    $22,790,663     $3,497,390    $43,262,222
                                                ==============  =============  =============  =============


Interest sensitivity on such loans
 maturing after one year:
         Fixed                                                                                 $24,699,604
         Variable                                                                               $1,588,449
                                                                                              -------------
            Total                                                                              $26,288,053
                                                                                              =============


                       Table 8 - Summary of Risk Elements


     The following table details information concerning non-accrual, past due and restructured loans as of December 31 for each of the years indicated:

                                                 December 31,
                                                -------------
                                             1998           1997
                                             ----           ----
Non-accrual loans                          $233,200        $38,116
Loans past due 90 days or more
  and still accruing interest               191,977        172,855
Restructured loans                              --             --
                                       -------------  -------------
                                           $425,177       $210,971
                                       =============  =============


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

     Non-accrual loans at December 31, 1998 were $233,200, compared to $38,116 for 1997. Approximately $15,681 of interest income would have been recorded if interest had been accrued in 1998.

     As of December 31, 1998, the Corporation had a total of $425,177 in non-accrual, 90 days past due and still accruing interest, and restructured loans, compared to $210,971 in 1997. This was an increase of $214,206 or 101.53%.

     On December 31, 1998, the Corporation had $233,200 in non-accrual loans, which consist of $39,014 in installment loans, $29,091 in commercial loans, and $165,095 in mortgage loans. The $191,977 in 90 days past due and still accruing interest consists of $31,010 in installment loans, and $135,338 in mortgage loans, $24,500 in commercial loans, and $1,129 in check overline loans.

     As of December 31, 1998, the Corporation had no loans in addition to the past due and non-accrual loans mentioned above that are considered to be potential problem loans.

The Corporation's management and Board of Directors have reviewed the asset quality of the Bank's loan portfolio and the Bank's loan loss reserve and have found it to be adequate.

                                       Table 9 - Summary of Loan Loss Experience

                                                      1998            1997
                                                      ----            ----

Balance, beginning of period                         $576,497       $503,014
Less Charge-off's:
        Commercial                                     28,735         37,340
        Real estate - mortgage                              0              0
        Real estate - construction                          0              0
        Installment loans to individuals              122,376         50,000
                                                --------------  -------------
                Total                                $151,111        $87,340
                                                --------------  -------------

Plus Recoveries:
        Commercial                                    $11,925        $19,988
        Real estate - mortgage                         20,368              0
        Real estate - construction                          0              0
        Installment loans to individuals               11,918          7,835
                                                --------------  -------------
                 Total                                $44,211        $27,823
                                                --------------  -------------

Additions charged to operating expense               $285,000       $133,000
                                                --------------  -------------

Balance, end of period                               $754,597       $576,497
                                                ==============  =============

Ratio of net charge-offs during the period
   to average loans outstanding during the
   period                                               0.18%          0.14%


     The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors, including changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the assessment of problem loans, and an analysis of anticipated economic conditions in the market area. An analysis of the allowance for loan losses, including charge-off activity, is presented above for the years ended December 31, 1998 and 1997.

                    Table 10 - Allocation of the Reserve for Loan Losses

     The following table reflects management's allocation of the reserve for loan losses for the years ended December 31, 1998 and 1997.


                                                       December 31, 1998              December 31, 1997
                                                       -----------------              -----------------
                                                               % of Loans to                 % of Loans to
                                                    Amount       Total Loans       Amount     Total Loans
                                                -----------------------------------------------------------
Commercial                                           $641,407          53.8%       $490,022          49.2%
Real estate - mortgage                                 15,092          17.0%         11,530          20.3%
Real estate -  construction                            37,730          11.3%         28,825           9.2%
Installment loans to individuals                       60,368          17.9%         46,120          21.3%
                                                --------------  -------------  -------------  -------------
                                                     $754,597         100.0%       $576,497         100.0%
                                                ==============  =============  =============  =============



                           Table 11 - Deposits and Rates

     The following table details the average amount of, and the average rate paid on the following primary deposit categories for the years ended December 31, 1998 and 1997.


                                                   December 31, 1998                  December 31, 1997
                                                   -----------------                 -----------------

                                                   Average        Average        Average        Average
                                                   Balance          Rate         Balance          Rate
                                                --------------  -------------  -------------  -------------
Non-interest bearing:
   Demand deposits                                 $9,958,661                    $6,945,771
                                                --------------                 -------------
Interest-bearing:
   Demand deposits                                $13,868,025           3.3%     $7,783,740           3.3%
   Savings deposits                                 7,326,658           3.0%      5,272,418           3.3%
   Time deposits                                   39,960,461           5.7%     26,422,615           5.6%
                                                --------------                 -------------

                                                  $61,155,144           4.8%    $39,478,773           4.9%
                                                --------------                 -------------

                                                  $71,113,805                   $46,424,544
                                                ==============                 =============



     The Corporation primarily uses deposits to fund its loans and investment securities. The Corporation offers individuals and small-to-medium-size businesses a variety of deposits accounts. Deposit accounts, including checking, savings, money market and certificates of deposit, are obtained primarily from the communities which the Corporation services.

     Table 12 - Maturities of CDs and Other Time Deposits in Excess of $100,000

     The following is a summary of the maturity distribution of certificates of deposit and other time deposits in amounts of $100,000 or more as of December 31, 1998.

                                                      Amount         Percent
                                                      ------         -------
Three months or less                                 $946,516          10.1%
Over three - six months                             1,544,268          16.6%
Over six - twelve months                            2,749,184          29.5%
Over twelve months                                  4,080,287          43.8%
                                                --------------  -------------
     Total                                         $9,320,255         100.0%
                                                ==============  =============

     Certificates of deposit in amounts of $100,000 or more were $9,320,255 at December 31, 1998. This represents 19.6% of the total certificates of deposit balance of $47,486,855 at December 31, 1998. The Corporation does not solicit such deposits. Further, the Corporation does not aggressively bid for public funds deposits in large denominations, as such deposits may require the pledging of investment securities.

     The Corporation competes with the major regional financial institutions for money market accounts and certificates of deposit less than $100,000. While the Corporation is competitive with its interest rates, using a tiered rate system to increase individual account balances, the Corporation has found that it can continue to maintain a higher interest margin than its peers by matching loan maturities with certificate maturities and setting loan rates based on the Corporation's cost of funds.

                      Table 13 - Analysis of Liquid Assets

     Liquidity is a measure of the Corporation's ability to generate sufficient cash to meet present and future obligations in a timely manner. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Corporation. The Corporation's ability to fund these daily commitments at December 31, 1998 and 1997 is illustrated in the table below:

                                                         December 31,
                                                         ------------
                                                     1998            1997
                                                --------------  -------------
Liquid Assets:
   Cash and due from banks                         $4,533,428     $3,477,382
   Federal funds sold                               8,281,000      3,570,000
   Liquid securities                                4,631,730      2,836,674
                                                --------------  -------------

        Total liquid assets                       $17,446,158     $9,884,056
                                                ==============  =============

Total deposits and other liabilities              $83,061,556    $57,114,628
                                                ==============  =============

Ratio of liquid assets to deposits
   and other liabilities                                21.0%          17.3%
                                                ==============  =============


     The high loan to deposit ratio (80.0%) as of December 31, 1998, has provided the opportunity for the Corporation to achieve a high return on its deposits. For the year ended December 31, 1998, the Corporation experienced a return on assets of 1.47% and a net interest margin of 5.4%.

     The source of new funds is very strong for both long-term and short-term duration. The growth in deposits was $25.9 million 45.8% during 1998. The Corporation also has access to overnight federal funds from correspondent banks totaling up to $5.7 million. In addition, management believes that the opportunity for the sale of loans on the market is good. The Corporation's loan portfolio contains loans of high yields and it enjoys a recent history of low loan charge-offs.

                   Table 14 - Minimum Capital Requirements

     The following table indicates the Federal Reserve's minimum capital requirements and the Corporation's ability to reach such minimum capital requirements for the periods indicated.

                                                           December 31,
                                                   -----------------------------
                                                         1998           1997
                                                         ----           ----
Minimum capital requirements
   set by the Federal Reserve:
      Tier 1 risk-based capital ratio                   4.00%          4.00%
      Total risk-based capital ratio                    8.00%          8.00%
Actual capital ratios of the Corporation:
      Tier 1 risk-based capital ratio                  12.79%         14.97%
      Total risk-based capital ratio                   13.89%         16.09%

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

     As indicated in Table 14 above, at December 31, 1998 and December 31, 1997, the Corporation met the Federal Reserve's minimum capital requirements.

                       Table 15 - Financial Ratios

     The following table summarizes ratios considered to be significant indicators of the Corporation's profitability and financial condition for the years ended December 31, 1998 and 1997.




                                                                    For the Years Ending
                                                                        December 31,
                                                                ------------------------------
                                                                     1998           1997
                                                                     ----           ----
Return on average assets
   (Net income/average total assets)                                 1.47%          1.86%
                                                                ==========      =========

Return on average equity
   (Net income/average equity)                                      14.03%         14.99%
                                                                ==========      =========

Dividends payment ratio
   (Dividends declared /
      Net income)                                                   13.98%         14.42%
                                                                ==========      =========

Average equity to average asset ratio                               10.51%         12.42%
                                                                ==========      =========



                      Table 16 - Short-Term Borrowings

     The Corporation had no short-term borrowings with an average balance outstanding of more than 30% of stockholders' equity for the years ended December 31, 1998 and 1997.


                             Table 17 - Interest Sensitivity Analysis

                                                                             December 31, 1998
                                                                               (In Thousands)
                                                                  90 DAYS                         OVER
                                                 1 - 90 DAYS     to 1 YEAR      1-5 YEARS       5 YEARS         TOTAL
                                                --------------  -------------  -------------  -------------  ------------
Earning Assets:
    Loans                                             $15,361         $8,251        $39,385         $2,470       $65,467
    Investment Sec - HTM                                  250              0          3,648          1,102        $5,000
    Investment Sec - AFS                                  150            151          1,586          3,075        $4,962
    Fed Funds Sold                                      8,281              0              0              0        $8,281
                                                --------------  -------------  -------------  -------------  ------------

    Total Earning Assets                              $24,042         $8,402        $44,619         $6,647       $83,710
                                                --------------  -------------  -------------  -------------  ------------


Interest-Bearing Liabilities:
   Interest Checking                                                                  8,034                        8,034
   Regular Savings                                                                    8,276                        8,276
   Money Market Savings                                 7,818                                                      7,818
   Certificate of Deposit:
      $100,000 and Over                                   947          4,293          4,080                        9,320
      $100,000 and Under                                6,578         19,173         12,416                       38,167
                                                --------------  -------------  -------------  -------------  ------------


   Total Interest-Bearing Liabilities                 $15,343        $23,466        $32,806             $0       $71,615
                                                ==============  =============  =============  =============  ============

Period GAP                                             $8,699       ($15,064)       $11,813         $6,647
                                                ==============  =============  =============  =============

Cumulative GAP                                         $8,699        ($6,365)        $5,448        $12,095
                                                ==============  =============  =============  =============
Cumulative GAP/Earn Assets                              10.39%         (7.60%)         6.51%         14.45%
                                                ==============  =============  =============  =============




     The present interest rate sensitivity position of the Corporation reflects a favorable impact upon earnings in the event of rising interest rates. A rate increase of as much as 200 basis points could have a favorable impact on net interest income of approximately 2.3% in the first year. Conversely, a decrease in the rate structure of 200 basis points could have a negative impact on net interest income of approximately 2.9%. The current earning assets and deposit structure of the Corporation suggest that these trends in changes in net interest income would continue beyond 1999 given a rate change of this magnitude.

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

     On December 16, 1998, the Bank purchased a lot consisting of 1.033 acres adjacent to the main office property located at 4095 Valley Pike, Winchester. The Bank acquired the property to be used for additional parking and future expansion.

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

                                     Part II
                                     -------
Item 5.  Market for Common Equity and Related Stockholder Matters

     The Corporation's common stock is listed on the NASDAQ Small Cap Market under the symbol MFCV. Prior to the common stock's listing on NASDAQ on October 3, 1996, there were occasional transactions in the stock and management assisted in matching persons interested in buying or selling the stock. For the quarter ending December 31, 1996, the high and low bid prices of the common stock on NASDAQ were $5.00 and $3.88, respectively. During 1997 warrants totaling 192,488 were exercised for the same number of shares of common stock at a price of $5.00 per share. For the year of 1997, the low bid price was $4.75 on January 3, and the high bid price was $10.00 per share on December 8. During 1998 stock options totaling 7,203 were exercised for an equal number of shares of common stock at prices ranging from $5.00 to $8.1875 per share. For the year of 1998, the low bid price for the stock was $6.50 on October 13 and the high bid price was $9.75 on January 8. This bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     At December 31, 1998, the Corporation had approximately 1,020 stockholders of record.

     Under state law, without the consent of the Virginia Bureau of Financial Institutions, the Corporation may not pay dividends until it has restored any deficit in its capital funds as originally paid in. Dividends from the Bank serve as the primary funding to the Corporation for dividend payment. The Corporation declared a $.08 per share cash dividend to stockholders of record as of December 15, 1998 to be paid in January of 1999. Previously, cash dividends of $.07 per share had been paid in January of 1998.

Item 6.  Management's Discussion and Analysis or Plan of Operations

     Marathon Financial Corporation is the holding company for The Marathon Bank. The following discussion and analysis of the financial condition and results of operations of the Corporation for the years ending December 31, 1998, 1997 and 1996 should be read in conjunction with the consolidated financial statements and related notes included as Exhibit 99.1 in this Form 10-KSB.

Results of Operation
--------------------

     The Corporation experienced growth in both earnings and assets during1998. The net income of $1,180,311 not only represented an increase of 18.2% over the $998,362 in 1997, but it was the first time in the Corporation's history net income exceeded the million-dollar plateau. Basic earnings per share were$.57 on average shares outstanding as compared to $.51 and $.58 in 1997 and 1996 respectively. Assets totaled a record high of $91.9 million, up 41.7% from the previous year-end. This growth was primarily due to a 29.6% increase in net loans to $65.5 million balance at year-end. The funding of the $15.1 million loan growth was more than offset by a 45.8% increase in deposits. The deposits totaling $82.3 million at year-end consisted of a mix of 13% non-interest bearing and 87% interest bearing

     The major component of the Corporation's net earnings is net interest income, which is the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is effected by changes in volume, resulting from growth and variations in balance sheet composition, as well as fluctuations in interest rates and maturities of source and uses of funds. Management seeks to maximize net interest income by managing the balance sheet and determining the optimal product mix with respect to yields on assets and costs of funds in light of projected economic conditions, while maintaining an acceptable level of risk.

     Interest income totaled $6,876,035,$4,882,654, and $3,789,427 for the years ending December 31, 1998, 1997 and 1996, respectively. This represents an increase of $1,993,381 or 40.8% in 1998 and $1,093,227 or 28.8% in 1997.
Interest expense totaled $2,958,555, $1,943,409, and $1,614,653 for the years ending December 31, 1998, 1997 and 1996, respectively. This is an increase of $1,015,146 or 52.2% in 1998 and $328,756 or 20.4% in 1997.

     Net interest income, before provision for loan losses, was $3,917,480 for the year ending December 31, 1998, up $978,235 or 33.3% over the $2,939,245 reported for the same period in 1997. In 1997, net interest income before provision for loan losses, increased $764,471 or 35.2% from $2,174,774 in 1996. The growth in net interest income is due mainly to the strong economy within the Corporation's trade area. The demand for all types of loans is strong, with an increase in the loan portfolio of $15.1 million for 1998. During 1998 commercial loans grew to $35.4 million, an increase of $11.0 million or 45.0% over 1997 year-end balance of $24.4 million. Real estate construction loans increased to $7.9 million, an increase of $1.8 million or 29.6% over the $6.1 million at the end of 1997. Real estate mortgage loans and consumer loans grew at annual rates of 11.0% and 11.7% respectively during 1998. The demand for loans has been fueled by new businesses locating within the trade area. This growth has resulted in the unemployment level falling to record lows and an increase in the area's population, thereby creating a growing source of deposits. As of 1998 year-end, non-interest bearing-demand deposits had grown by 33.6% to $10.7 million, savings and interest-bearing demand deposits had increased by 49.3% to $24.1 million and time deposits had shown a 47.1% growth to $47.4 million. The deposit mix of $82.3 million was virtually unchanged from the previous year with interest bearing deposits increasing by 1.2% to 87.0% of total deposits.

     The return on average assets was 1.47% as compared to 1.86% and 2.02% for 1997 and 1996 respectively. A narrowing of the net interest margin, which is calculated by dividing the average earning assets into the net interest income, is the underlying reason for the decrease in R.O.A. from 1997 to 1998. The net interest margin for 1998 was 5.4%, a decline from 6.1% in 1997 and 5.8% in 1996. The decrease in market rates is the primary reason for this decline. Return on average equity was 14.03% as compared to 14.99% in 1997 and 23.19% in 1996. The decrease in R.O.E. over the past two years is attributed to increases of 7,203 shares outstanding in 1998 due to the exercising of stock options and 192,488 shares in 1997 through the exercising of warrants.

     An additional $285,000 was placed into the provision for loan losses in 1998, giving a year-end balance of $754,597 or 1.14% of total loans. In 1997, the provision was $133,000 giving a year-end balance of $576,497 or 1.13% of total loans. The net charge offs for loan losses in 1998 was $106,900, for a ratio to average loans of .18%. In 1997, the Bank experienced $59,517 net chargeoff for loan losses, which resulted in a .14% ratio to average loans.Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. The allowance is reviewed by management and the Board of Directors on a regular basis considering several factors, including changes in the character and size of the loan portfolio, related loan loss experiences, a review and examination of overall loan quality, the assessment of problem loans, and an analysis of anticipated economic conditions in the market. Based on that analysis, management believes that the year-end balance was sufficient to cover anticipated losses.

     The Bank's non-interest income is derived chiefly from service charges on deposit accounts and commisions and fees from Bank services. Non-interest income totaled $818,642, $587,179, and $430,178 for the years ending December 31, 1998, 1997, and 1996, respectively. This represents an increase of $231,463 or 39.4% in 1998 over 1997. The rate of growth in 1997 was 36.5%, based on non-interest income of $430,178 received in 1996. This was the result of an increase in service charge income and other income, due mainly to the increase in our demand deposit accounts.

     Non-interest expense consists of salaries and employee benefits, occupancy expenses, furniture and equipment, and other operating expenses. Non-interest expense totaled $3,193,215, $2,582,796 and $1,746,265 for the years ending December 1998, 1997, and 1996, respectively. This represents an increase of $610,419 or 23.6% in 1998 and an increase of $836,531 or 47.9% in 1997. The additional expenses over the past two years were attributable in large part to the opening of two new branches during the last seven months of 1997. Salaries, depreciation, and occupancy expenses increased during the period as a result of the additional costs required to operate these new offices. During 1998, there was a further increase in costs over 1997 as a result of maintaining these two offices for one complete year, rather than for a partial year. The Corporation also experienced increases in salaries and other operating expenses because of the additional staffing required to handle the growth in loans at all locations.

     Net income for the years ending December 31, 1998, 1997 and 1996 was $1,180,311, $998,362 and $839,421, respectively. This represents an increase of $181,949 or 18.2% in 1998 over 1997 net income. The increase in net income for 1997 was $158,941 or 18.9% over 1996 net income.

Income Tax
----------
     Under the provisions of the Internal Revenue Code, the Corporation has available approximately $514,833 in operating loss carryforwards which can be offset against future taxable income. The carryforwards expire December 31, 2006. The full realization of the tax benefits associated with the carryforwards depends predominantly upon the recognition of ordinary income during the carryforward period. The Bank expects to use all of the tax loss carryforward and will be in a taxable position in 1999.

Capital Adequacy
----------------
     Total stockholders equity on December 31, 1998 was $8,790,113, an increase of $1,078,699 or 14.0% from $7,711,414 in 1997. The Corporation's primary capital-to-asset ratio was 9.6% in 1998 versus 11.9% in 1997. The bank depends primarily upon earnings to maintain a strong capital base. During 1998, earnings, less dividends of $0.08 per share of common stock totaling $165,053, increased retained earnings by $1,015,258. An additional $41,271 of capital was raised through the exercise of stock options equating to 7,203 additional shares of common stock. These transactions reduced the retained earnings deficit of $2,164,825 as of December 31, 1997 to a deficit of $1,149,567 at 1998 year-end.

     Federal Reserve regulations require banks to maintain certain minimum capital balances. The minimum requirements for total capital to risk weighted assets is 8%, of which a minimum of 4% must be Tier 1 Capital. Tier 1 Capital consists of common stock and surplus and retained earnings. The Corporation had a total capital to risk-weighted assets ratio of 13.89% and a ratio of Tier 1 Capital to risk-weighted assets of 12.79% at December 31, 1998. These ratios exceed the minimum ratios required by the regulatory authorities. As of December 31, 1997, these ratios were 16.09% and 14.97% respectively. The large percentage growth that the Bank experienced during 1998 is the reason for the decline in theses ratios.


Liquidity
---------
     Liquidity is identified as the ability to generate or acquire sufficient amounts of cash when needed at reasonable cost, to accommodate withdrawals in deposits, payments of debt and increases in loan demand. These events may occur daily or at other short-term intervals in the normal operation of business. Past experience helps management predict time cycles and the amounts of cash required.

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

Impact of Inflation and Changing Prices
---------------------------------------
     The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Year 2000 Issue
---------------
     The Year 2000 issue involves the risk that computer programs and computer systems may not be able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest payments or due dates and could cause the temporary inability to process transactions and to engage in ordinary business activities. The failure of the Corporation, its suppliers, and its borrowers to address the Year 2000 issue could have a material adverse effect on the Corporation's financial condition, results of operations, or liquidity.

     In 1997, the Corporation initiated a review and assessment of all hardware and software. Based on this assessment, the Corporation's mainframe hardware and banking software was replaced in 1998 to be Year 2000 compliant. However, testing is required to confirm this. Testing began in the third quarter of 1998 and was completed in the first quarter of 1999. To date, the Corporation has expended approximately $165,000 related to the assessment of and efforts in connection with the Year 2000 issue. Remaining expenditures are not expected to have a material effect on the Corporation's consolidated financial statements.

     The Corporation has also initiated formal communications with significant loan and deposit customers to determine the extent to which the Corporation is vulnerable to those third parties' failure to remedy their own Year 2000 issue.

     Although the Corporation has no reason to conclude that a failure will occur, there can be no assurances that there will be no problems related to the Year 2000. This is an unprecedented event. While it is impossible to quantify the impact, the most reasonably likely worst-case scenario would entail diminishment of service levels, customer inconveniences, financial losses, legal liability and similar risks.

Contingency Plans

     Simultaneous to the testing of its mission critical systems, the Corporation will prepare alternate solutions through a business resumption contingency plan to mitigate potential risks on January 1, 2000. This contingency plan will be developed for all core business functions and their supporting information technology systems and will include trigger dates for implementation of alternative solutions. Core business risks will be prioritized based upon greatest risk posted to the institution. The contingency plans will identify financial and human resources necessary for their execution. In addition, it will contain a buisness risk assessment that identifies potential disruptions on the bank's operations, the minimum acceptable level of services, the strategies and resources available to restore system or buisness operations, and the processes and equipment needed for the institution to function at an adequate level.

FDIC Insurance

     First and foremost, the FDIC wants consumers to know that insured deposits are safe, and that deposit insurance will not be affected by the century date change. FDIC-insured deposits are completely safe. FDIC insurance is a constant, a given, a guarantee you can literally bank on. If a bank was to experience Year 2000 problems and, in the worst case, was unable to operate, the FDIC will be there to protect insured deposits, as it has been for all 65 years of the FDIC's existence. No depositor has ever lost a cent of insured funds at an FDIC-insured bank or savings institution.


Accounting Rule Changes
-----------------------
     In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." FASB Statement NO. 65, as amended, requires that, after securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This Statement further amends Statement No. 65 to require that after the securitizaton of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This Statement is effective beginning in 1999. The effect of this Statement on the Corporation's consolidated financial statements is not expected to be material.

     In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Bank has not determined whether to adopt the new statement early. The Statement will require the Bank to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     Because the Bank does not employ such derivative instruments, management does not anticipate that the adoption of the new Statement will have any effect on the Bank's earnings or financial position.


Item 7.  Financial Statements

         Financial Statements are included in this Form 10-KSB as Exhibit 99.1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                 Part III
                                 --------
     The information required by Items 9, 10, 11 and 12 of Part III has been incorporated herein by reference to the Corporation's 1999 Proxy Statement as set forth below in accordance with General Instruction E.3 of Form 10-KSB.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Information relating to directors and executive officers of the Company is set forth in the sections entitled "Election of Directors", Nominees" and "Continuing Directors" of the 1999 Proxy Statement and is incorporated herein by reference.

     Information relating to compliance with Section 16(a) of the Exchange Act is set forth in the section entitled Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference.

Item 10.  Executive Compensation

     Information regarding compensation of officers and directors is set forth in the sections entitled "Executive Compensation", "Employment Contracts, Termination of Employment and Changes in Control Arrangements" and "Directors' Compensation" in the 1999 Proxy Statement and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning the security ownership of certain beneficial owners and management is set forth in the section entitled "Nominees", "Continuing Directors" and "Security Ownership of Certain Beneficial Owners" in the 1999 Proxy Statement and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is set forth in the section entitled "Transactions with Management and Board of Directors" in 1999 Proxy Statement and is incorporated herein by reference.

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

          Exhibit 10.4 Lease between The Marathon Bank and the Lessor, James Butcher for the branch office at 1041 Berryville Avenue, Winchester, Virginia, incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-18868).

          Exhibit 10.5 Lease between The Marathon Bank and the Lessors, Keith R. Lantz and Mary G. Lantz for land upon which the Bank has placed a double-wide modular unit to house the branch office at 1014 South Main Street, Woodstock, Virginia, incorporated by reference herein by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-18868).

 11. Statement re: Computation of Per Share Earnings.

 13. Annual Report to stockholders, filed herewith.

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

                                1.  Independent Auditor's Report.

                                2. Consolidated Balance Sheets - December 31, 1998 and 1997.

                                3.  Consolidated Statement of Income - Years
                                    Ended December 31, 1998, 1997 and 1996.

                                4.  Consolidated Statements of Changes in
                                    Stockholders' Equity-Years Ended December
                                    31, 1998, 1997 and 1996.

                                5.  Consolidated Statements of Cash Flows -
                                    Years Ended December 31, 1998, 1997
                                    and 1996.

                                6.  Notes to Consolidated Financial Statements.

(b) Reports on Form 8-K. No reports were filed by the registrant during the fourth quarter of 1998.

                               SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersig MARATHON FINANCIAL CORPORATION
                ------------------------------

                                  (Registrant)

DATE                              By: /s/ Donald L. Unger
                                     ----------------------------------
                                       Donald L. Unger, President
March 30, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and iSIGNATUREaANDiTITLEd on the date indicated.



DATE                                 /s/ Walter H. Aikens
                                     -------------------------------------------
                                     Walter H. Aikens, Director

March 30, 1999
                                     /s/ Frank H. Brumback
                                     -------------------------------------------
                                     Frank H. Brumback, Director

March 30, 1999
                                     /s/ Robert W. Claytor
                                     -------------------------------------------
                                     Robert W. Claytor, Director
March 30, 1999

                                     /s/ Clifton L. Good
                                     -------------------------------------------
                                     Clifton L. Good, Director

March 30, 1999
                                     /s/ Thomas W. Grove
                                     -------------------------------------------
                                     Thomas W. Grove, Director

March 30, 1999
                                     /s/ Ralph S. Gregory
                                     -------------------------------------------
                                     Ralph S. Gregory, Director

March 30, 1999
                                     /s/ Joseph W. Hollis
                                     -------------------------------------------
                                     Joseph W. Hollis, Director

March 30, 1999
                                     /s/ George R. Irvin, Jr.
                                     -------------------------------------------
                                     George R. Irvin, Jr., Director

March 30, 1999
                                     /s/ Gerald H. Kidwell
                                     -------------------------------------------
                                     Gerald H. Kidwell, Director

March 30, 1999
                                     /s/ Lewis W. Spangler
                                     -------------------------------------------
                                     Lewis W. Spangler, Director

March 30, 1999
                                     /s/ Donald L. Unger
                                     -------------------------------------------
                                     Donald L. Unger, Principal Executive,
                                     Financial, Accounting Officer
March 30, 1999

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

         Exhibit 10.4 Lease between The Marathon Bank and the Lessor, James Butcher for the branch office at 1041 Berryville Avenue, Winchester, Virginia, incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995
                            (File No. 0-18868).

         Exhibit 10.5       Lease between The Marathon Bank and the
                            Lessors, Keith R. Lantz and Mary G. Lantz for land upon which the Bank has placed a double-wide modular unit to house the branch office at 1014 South Main Street, Woodstock, Virginia, Incorporated herein by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997. (File No. 0-18868)

11.   Statement re:  Computation of Per Share Earnings. *

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