Form 10QSB
period 1999-03-31
MARATHON FINANCIAL CORP
filed 1999-05-14
CIK 854399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                           ---------------------------


                                   FORM 10-QSB


                Quarterly Report Pursuant of Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           --------------------------

                         For the quarterly period ended:

                                 March 31, 1999

                           Commission File No. 0-18868

                         MARATHON FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


          Virginia                                      54-1560968
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

4095 Valley Pike, Winchester, Virginia                        22602
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (540)  869-6600


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                     Yes______X______             No______________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Class                     Number of Shares           Outstanding at
     -----                     ----------------           --------------
 Common Stock                      2,060,686                  5/10/99

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The following financial statements are provided at the page numbers indicated.

         Consolidated Statements of Condition as of
         March 31, 1999 and December 31, 1998 ...............................3

         Consolidated Statements of Income for
         the Three Months Ended March 31, 1999 and 1998 .....................4

         Consolidated Statements of Changes in
         Stockholders Equity for the Three Months
         Ended March 31, 1999 and 1998.......................................5

         Consolidated Statements of Cash Flow for the
         Three Months Ended March 31, 1999 and 1998..........................6

         Notes to Consolidated Financial Statements.........................7-9


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................10-13



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................14

Item 6.  Exhibits and Reports on Form 8-K.................................14-15


         Signature........................................................   16


                                         MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                             CONSOLIDATED STATEMENTS OF CONDITION

                                                            as of

                                             March 31, 1999 and December 31, 1998




                                                                                      3/31/99                      12/31/98
                                                                                      -------                      --------
          ASSETS
Cash and due from banks                                                           $  4,279,190                  $  4,533,428
Federal funds sold                                                                   5,995,000                     8,281,000
Securities (fair value:  1999, $9,510,637 and
  1998, $10,002,374)                                                                 9,520,619                     9,961,650
Loans held for resale                                                                  229,567                       401,671
Loans, net                                                                          71,466,878                    65,065,268
Bank premises and equipment, net                                                     2,577,491                     2,615,175
Accrued interest receivable                                                            477,011                       478,820
Other real estate                                                                       18,123                        18,123
Other assets                                                                           501,281                       496,534
                                                                                  ------------                  ------------

     Total assets                                                                 $ 95,065,160                  $ 91,851,669
                                                                                  ============                  ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
     Non-interest bearing demand deposits                                         $ 11,708,430                  $ 10,680,285
     Savings and interest bearing demand deposits                                   26,650,146                    24,127,903
     Time deposits                                                                  47,099,015                    47,486,855
                                                                                  ------------                  ------------
           Total deposits                                                         $ 85,457,591                  $ 82,295,043
     Interest expense payable                                                          138,984                       140,899
     Accounts payable and accrued expenses                                             282,024                       401,395
     Capital lease payable                                                             222,719                       224,219
                                                                                  ------------                  ------------
           Total liabilities                                                      $ 86,101,318                  $ 83,061,556
                                                                                  ------------                  ------------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A, 5% non-cumulative, no par
    value: 1,000,000 shares authorized and unissued                                    - - - -                       - - - -
  Common stock, $1 par value, 20,000,000 shares
    authorized, 1999, 2,060,686 and 1998, 2,063,186 shares
    issued and outstanding                                                        $  2,060,686                  $  2,063,186
  Capital surplus                                                                    7,832,770                     7,849,522
  Retained earnings (deficit)                                                        (913,079)                   (1,149,567)
  Accumulated other comprehensive income (loss)                                       (16,535)                        26,972
                                                                                  ------------                  ------------
        Total stockholders' equity                                                $  8,963,842                  $  8,790,113
                                                                                  ------------                  ------------

        Total liabilities and stockholders' equity                                $ 95,065,160                  $ 91,851,669
                                                                                  ============                  ============



                                 See Accompanying Notes to Consolidated Financial Statements


                                         MARATHON FINANCIAL CORPORATION & SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF INCOME


                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                        1999                        1998
                                                                                        ----                        ----
Interest income:
  Interest and fees on loans                                                         $1,714,295                  $1,393,257
  Interest on securities held for maturity, taxable                                      67,294                      25,959
  Interest and dividends on securities available for sale:
     Interest taxable                                                                    62,997                      24,175
     Interest non-taxable                                                                   992                        ----
     Dividends Taxable                                                                    4,018                       2,948
  Interest on federal funds sold                                                         89,584                      70,129
                                                                                     ----------                  ----------
       Total interest income                                                         $1,939,180                  $1,516,468
                                                                                     ----------                  ----------

Interest expense:
  Interest on deposits                                                               $  823,540                  $  621,471
  Interest on leases payable                                                              4,474                       5,451
                                                                                     ----------                  ----------
       Total interest expense                                                        $  828,014                  $  626,922
                                                                                     ----------                  ----------

      Net interest income                                                            $1,111,166                  $  889,546

Provision for loan losses                                                                60,000                      55,000
                                                                                     ----------                  ----------
      Net interest income after provision for loan loss                              $1,051,166                  $  834,546
                                                                                     ----------                  ----------

Other Income:
  Service charges on deposit accounts                                                $  180,737                  $  139,180
  Commissions and fees                                                                    5,861                       2,022
  Other                                                                                  12,496                      54,298
                                                                                     ----------                  ----------
       Total other income                                                            $  199,094                  $  195,500
                                                                                     ----------                  ----------

Other expenses:
  Salaries and employee benefits                                                     $  459,181                  $  381,082
  Net occupancy expense of premises                                                      54,823                      54,337
  Furniture and equipment                                                                86,110                      93,854
  Legal and professional                                                                 18,047                      25,476
  Stationery and supplies                                                                33,332                      25,320
  Postage                                                                                27,516                      17,313
  Marketing                                                                              14,097                      15,702
  FDIC assessment                                                                         2,317                       3,192
  Directors' fees                                                                        25,100                      23,760
  ATM expenses                                                                           31,047                      18,435
  Overdraft charge-offs                                                                  19,642                      16,097
  Other operating expenses                                                              110,420                     103,467
                                                                                     ----------                  ----------
       Total other expenses                                                          $  881,632                  $  778,035
                                                                                     ----------                  ----------

  Income before income taxes                                                         $  368,628                  $  252,011
Provision for income tax expense (benefit)                                              132,140                     (41,861)
                                                                                     ----------                  ----------
       Net income                                                                    $  236,488                  $  293,872
                                                                                     ==========                  ==========

  Net income per share, basic and assuming dilution                                  $      .11                  $      .14
                                                                                     ==========                  ==========

                            See Accompanying Notes to Consolidated Financial Statements


                                             MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         For the Three Months Ended March 31, 1999 and 1998
                                                                                    Accumulated
                                                                       Retained        Other                              Total
                                          Common        Capital        Earnings    Comprehensive     Comprehensive     Stockholders
                                          Stock         Surplus        (Deficit)      Income             Income           Equity
                                          -----         -------        ---------      ------             ------           ------
Balance, December 31, 1997             $2,055,983    $7,815,454      $(2,164,825)    $    4,802                       $7,711,414
   Comprehensive income:
      Net income                                                         293,872                        $293,872         293,872
      Other comprehensive income,
         unrealized (loss) on
         securities available for                                                        (6,309)
         sale                                                                                             (6,309)         (6,309)
                                                                                                       ---------
   Total comprehensive income                                                                          $ 287,563
                                       ----------    ----------      ----------       ---------        =========       ----------

Balance, March 31, 1998                $2,055,983    $7,815,454      $(1,870,953)     $  (1,507)                       $7,988,977
                                       ==========    ==========      ===========      =========                        ==========




                                                                                    Accumulated
                                                                       Retained        Other                              Total
                                          Common        Capital        Earnings    Comprehensive     Comprehensive     Stockholders
                                          Stock         Surplus        (Deficit)      Income             Income           Equity
                                          -----         -------        ---------      ------             ------           ------
Balance, December 31, 1998             $2,063,186    $7,849,522      $(1,149,567)    $   26,972                       $8,790,113
   Comprehensive income:
      Net income                                                         236,488                        $236,488         236,488
      Other comprehensive income:
         unrealized (loss) on
         securities available for
         sale                                                                           (43,507)         (43,507)        (43,507)
                                                                                                        --------
         (net of tax $8,518)                                                                            $192,981
                                                                                                        ========
   Total comprehensive income

   Issuance of common stock -
      exercise of stock options
        (500 shares)                          500         2,000                                                            2,500

   Acquisition of common stock
      (3,000 shares)                       (3,000)      (18,752)                                                         (21,752)
                                       ----------    ----------      ----------       ---------                        ----------

Balance, March 31, 1999                $2,060,686    $7,832,770      $   (913,079)    $ (16,535)                      $8,963,842
                                       ==========    ==========      ============     =========                       ==========


                            See Accompanying Notes to Consolidated Financial Statements

                                       MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOW

                                    For the Three Months Ended March 31, 1999 and 1998


                                                                                    1999                        1998
                                                                                    ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $    236,488                 $   293,872
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Amortization                                                                 27,897                      14,349
        Depreciation                                                                 58,284                      66,516
        Net discount accretion on securities                                         (1,842)                       (192)
        Provision for loan loss                                                      60,000                      55,000
        Deferred tax (benefit)                                                         ----                     (50,000)
        Origination of loans available for sale                                  (2,320,809)                 (1,083,861)
        Proceeds from sale of loans available for sale                            2,492,913                   2,021,726
       Changes in assets and liabilities:
          (Increase) decrease in other assets                                        (4,748)                     25,667
          (Increase) decrease in accrued interest receivable                          1,809                     (12,550)
          Increase (decrease) in accounts payable and accrued expenses               45,685                    (132,884)
          Increase (decrease) in interest expense payable                            (1,915)                     15,177
                                                                               ------------                 -----------
                Net cash provided by operating activities                      $    593,762                 $ 1,212,820
                                                                               ------------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and principal
      Payments on securities held to maturity                                       650,000                 $   304,349
   Proceeds from maturities on securities available for sale                        176,937                        ----
   Purchase of securities available for sale                                       (427,570)                   (756,250)
   Purchase of securities held to maturity                                             ----                    (799,913)
   Net (increase) in loans                                                       (6,461,610)                 (3,299,587)
   Purchase of bank premises and equipment                                          (48,497)                   (220,266)
                                                                               ------------                 -----------
             Net cash used in investing activities                             $ (6,110,740)                $(4,771,667)
                                                                               ------------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits,
      NOW accounts and savings accounts                                        $  3,550,388                 $ 3,799,946
   Net increase (decrease) in certificates of deposits                             (387,841)                  3,669,825
   Principal payments on capital lease payable                                       (1,500)                     (9,541)
   Cash dividends paid                                                             (165,055)                       ----
   Proceeds from issuance of common stock                                             2,500                        ----
   Purchase of common stock                                                         (21,752)                       ----
                                                                               ------------                 -----------
             Net cash provided by financing activities                         $  2,976,740                 $ 7,460,230
                                                                               ------------                 -----------

Increase (decrease) in cash and cash equivalents                               $ (2,540,238)                $ 3,901,383
          Beginning                                                              12,814,428                   7,047,382
                                                                               ------------                 -----------
          Ending                                                               $ 10,274,190                 $10,948,765
                                                                                ===========                 ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
        Interest                                                               $    829,929                 $   611,745
                                                                               ============                 ===========

        Income taxes                                                           $     19,516                 $     8,139
                                                                               ============                 ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
   Unrealized (loss) on securities available for sale                          $    (65,920)                $    (6,309)
                                                                               ============                 ===========

                               See Accompanying Notes to Consolidated Financial Statements

                   MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, and the result of operations and cash flows for the three months ended March 31, 1999 and 1998. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1998.

2. The results of operations for the three month period ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. Securities held to maturity and available for sale as of March 31, 1999 and December 31, 1998 are:

                                                                              March 31, 1999           December 31, 1998
         Held to Maturity                                                     Amortized Cost              Amortized Cost
         ----------------                                                     --------------              --------------
         US treasury securities & obligations of
            US government corporation & agencies                                  $4,248,795                  $4,899,237
         Obligations of state and political
           subdivisions                                                              100,791                     100,840
                                                                                  ----------                  ----------
                                                                                  $4,349,586                  $5,000,077
                                                                                  ==========                  ==========


                                                                                  Fair Value                  Fair Value
                                                                                  ----------                  ----------

         US treasury securities & obligations of
            US government corporations & agencies                                 $4,235,986                  $4,936,539
         Obligations of state and political
            subdivisions                                                             103,618                     104,262
                                                                                  ----------                  ----------
                                                                                  $4,339,604                  $5,040,801
                                                                                  ==========                  ==========


                                                                              March 31, 1999           December 31, 1998
         Available for Sale                                                   Amortized Cost              Amortized Cost
         ------------------                                                   --------------              --------------

         US treasury securities & obligations of
            US government corporation & agencies                                  $4,275,488                  $4,420,515
         Mortgage backed securities                                                   19,346                      20,392
         Obligations of state & political subdivisions                               419,097                        ----
         Other securities                                                            488,100                     479,800
                                                                                  ----------                  ----------
                                                                                  $5,202,031                  $4,920,707
                                                                                  ==========                  ==========


                                                                                  Fair Value                  Fair Value
                                                                                  ----------                  ----------

         US treasury securities & obligations of
            US government corporations & agencies                                 $4,243,148                  $4,460,218
         Mortgage backed securities                                                   20,515                      21,555
         Obligations of state & Political                                            419,270                        ----
         subdivisions                                                                488,100                     479,800
                                                                                  ----------                  ----------
         Other securities
                                                                                  $5,171,033                  $4,961,573
                                                                                  ==========                  ==========

4. The consolidated entity's loan portfolio is composed of the following:

                                                                              March 31, 1999           December 31, 1998
                                                                              --------------           -----------------

         Commercial                                                              $39,321,489                 $35,388,441
         Real estate-mortgage                                                     12,382,798                  11,173,003
         Real estate-construction                                                  8,842,760                   7,472,110
         Installment loans to individuals                                         11,735,641                  11,786,311
                                                                                 -----------                 -----------
                                                                                 $72,282,688                 $65,819,865
         Less:  allowance for loan losses                                            815,810                     754,597
                                                                                 -----------                 -----------
         Loans, net                                                              $71,466,878                 $65,065,268
                                                                                 ===========                 ===========

         The company had non-accrual loans, which were excluded from the impaired loan disclosure under FASB 114, which amounted to $458,619 on March 31, 1999 and $233,200 on December 31, 1998.


5.       Reserve for Loan Losses:
                                                                              March 31, 1999           December 31, 1998
                                                                              --------------           -----------------

         Balance, beginning                                                         $754,597                  $  576,497
         Provision charged to operating expense                                       60,000                     285,000
         Recoveries                                                                    1,855                      44,211
         Loan losses charged to the allowance                                          (642)                   (151,111)
                                                                                    --------                  ----------
         Balance, ending                                                            $815,810                  $  754,597
                                                                                    ========                  ==========


6.       Weighted average shares outstanding computation

         The following shows the weighted average number of shares used in computing basic earnings per share and the effect on weighted average number of shares of diluted potential common stock.

                                                                           3/31/99                       3/31/98
                                                                           -------                       -------
                                                                                  Per Share                     Per Share
                                                                     Shares         Amount          Shares        Amount
                                                                     ------         ------          ------        ------
         Basic earnings per share                                  2,062,524        $  .11        2,055,983       $  .14
                                                                                    ======                        ======

         Effect of dilutive securities:
              Stock options                                           43,958                         60,679
                                                                   ---------                      ---------
         Diluted earnings per share                                2,106,482        $  .11        2,116,662       $  .14
                                                                   =========        ======        =========       ======


7.       New Accounting Pronouncements

         In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." FASB Statement No. 65, as amended, requires that, after securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This Statement further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investment. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This Statement is effective beginning in 1999. The effect of this Statement on the Corporation's consolidated financial statements is not expected to be material.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Bank has not determined whether to adopt the new statement early. The Statement will require the Bank to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

         The Bank is engaged in the business of offering banking services to the general public. It offers checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans. It also offers travelers checks, safe deposit, collection, notary public and other customary bank services (with the exception of trust services) to its customers. The three principal types of loans made by the Bank are: (1) commercial and industrial loans; (2) real estate loans; and (3) loans to individuals for household, family and other consumer expenditures.

         Total Assets
         ------------
         Total assets for the first three months ending March 31, 1999 increased $3,213,491 or 3.5% since December 31, 1998. This increase in total assets resulted from a $6,401,610 or 9.8% increase in loans, a decrease in federal funds sold of $2,286,000 or 27.6% and a decrease of $441,031 or 4.4% in securities. This equates to an increase in earning assets of $3,502,475 or 4.2% in the three months ending March 31, 1999.

         Allowance for Loan Losses
         -------------------------
         The allowance for loan losses, as of March 31, 1999, was $815,810. This is an increase of $61,213 or 8.1% since December 31, 1998. This gives the bank a 1.14% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

         Liabilities
         -----------
         Total deposits for the three months ending March 31, 1999, increased $3,162,548 or 3.8% since December 31, 1998. Non-interest bearing deposits increased by $1,028,145 or 9.6% and interest bearing deposits increased by $2,134,403 or 3.0%.

         Stockholders' Equity
         --------------------
         Total equity has increased by $173,729 or 2.0% since December 31, 1998. The increase was due to a first quarter profit of $236,488, which was reduced by an increase in unrealized losses on securities available for sale of $43,507 net of tax. An additional $2,500 of capital was raised through the exercise of stock options equating to 500 additional shares of common stock. During the first quarter the Corporation repurchased 3,000 shares of common stock for $21,752 under the guidelines approved by the Board of Directors. The primary capital to assets ratio is 9.4%.

         Interest Income
         ---------------
         Interest income totaled $1,939,180 for the three months ending March 31, 1999, $422,712 or 27.9% higher than the three months ending March 31, 1998. This is a direct result of the increase in earning assets, which increased the interest and fee income.

         Interest Expense
         ----------------
         Total interest expense for the three months ending March 31, 1999 was $828,014, $201,092 or 32.1% higher than the three months ending March 31, 1998. Interest on deposits increased by $202,069 or 32.5% over the same period in 1998. This was the result of an overall increase in deposits. Interest on capital leases for the quarter was $4,474, $977 or 17.9% less than the same period in 1998.

         Net Interest Income
         -------------------
         Net interest income for the three months ending March 31, 1999 was $1,111,166, $221,620 or 24.9% higher than the three months ending March 31, 1998. This was the result of an increase in our earning assets.

         Other Income
         ------------
         Total other income for the three months ending March 31, 1999 was $199,094, $3,594 or 1.8% higher than the same period in 1998. This is a result of an increase in the demand deposit accounts, which has increased our service charge income.

         Other Expenses
         --------------
         Total other expenses for the three months ending March 31, 1999 were $881,632, $103,597 or 13.3% higher than the three months ending March 31, 1998. Salary expense increased $78,099 or 20.5%, postage expense increased $10,203 or 58.9%, furniture and equipment expense decreased by $7,744 or 8.3%, ATM expense increased $12,612 or 68.4% and stationery and supplies increased $8,012 or 31.6% over the same period in 1998. Director's fees were $25,100, an increase of 5.6%. Overdraft charge-offs reflect an increase of $3,545 or 22.0% as a result of some bad check returns and the purging of demand deposits accounts. Legal and professional fees decreased $7,429 or 29.1%. The net increase in other expenses is in part a result of additional staffing to handle the growth of the bank and the costs involved in processing an increased number of accounts and transactions.

         Net Income
         ----------
         Net income for the three months ending March 31, 1999 was $236,488 compared to $293,872 in the same period in 1998. This is a decrease of $57,383 or 19.5% over the same period of 1998. The reduction in net income was the result of the Corporation having to recognize income tax expense for the first time due to the elimination of net operating loss carryforwards during 1999. The provision for income taxes expense increased $174,000 from a $41,861 benefit in 1998 to an expense of $132,139 in 1999.

         Liquidity and Capital Resources
         -------------------------------
         The liquidity position of the bank is less than its peers because of a loan to deposit ratio of 84.6%. In order to maximize earning assets, management has exceeded the bank's policy by maintaining a higher ratio than that of its peers. This policy exception has been approved by the Board of Directors. As the core deposits of the bank continue to increase, this ratio has become more in line with that of the industry.

         Year 2000 Issue
         ---------------
         The Year 2000 issue involves the risk that computer programs and computer systems may not be able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest payments or due dates and could cause the temporary inability to process transactions and to engage in ordinary business activities. The failure of the Corporation, its suppliers, and its borrower to address the Year 2000 issue could have material adverse effect on the Corporation's financial condition, results of operations, or liquidity.

         In 1997, the Corporation initiated a review and assessment of all hardware and software. Based on this assessment, the Corporation's mainframe hardware and banking software was replaced in 1998 to be Year 2000 compliant. However, testing is required to confirm this. Testing began in the third quarter of 1998 and was completed in the first quarter of 1999. To date, the Corporation has expended approximately $220,000 related to the assessment of and efforts in connection with the Year 2000 issue. Remaining expenditures are not expected to have a material effect on the Corporation's consolidated financial statements.

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

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

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

               Exhibit 10.3 Lease between The Marathon Bank and Post Office Plaza, L.C. for the branch office at 300 Warren Avenue, Front Royal, Virginia, incorporated herein by reference as Exhibit 10.3 to the Corporation's Registration Statement on Form S-1 filed July 16, 1996 (File No. 333-08995).

               Exhibit 10.4 Lease between The Marathon Bank and the Lessor, James Butcher for the branch office at 1041 Berryville Avenue, Winchester, Virginia, incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-18868).

               Exhibit 10.5 Lease between The Marathon  Bank and Lessors,  Keith
               R. Lantz and Mary G. Lantz for land upon which the bank has placed a double-wide modular unit to house the branch office at 1014 South Main Street, Woodstock, Virginia, filed herein (File No. 0-18868).

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

          18.  Letter re change in accounting principles - N/A

          19.  Report furnished to security holders - N/A

          22. Published report regarding matters submitted to vote of security holders - N/A

          23.  Consents of experts and counsel - N/A

          24.  Power of attorney - N/A

          27.  Financial Data Schedule - N/A

          99.  Additional Exhibits - None

         (b)  Reports on Form 8-K - None

SIGNATURES:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MARATHON FINANCIAL CORPORATION

DATE:  March 31, 1999                           /s/ Donald L. Unger
                                        --------------------------------------
                                        DONALD L. UNGER
                                        PRINCIPAL EXECUTIVE OFFICER



DATE:  March 31, 1999                           /s/ Frederick A. Board
                                       ---------------------------------------
                                        FREDERICK A. BOARD
                                        PRINCIPAL FINANCIAL OFFICER