Form 10QSB
period 1999-06-30
MARATHON FINANCIAL CORP
filed 1999-08-12
CIK 854399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                           ---------------------------


                                   FORM 10-QSB


                Quarterly Report Pursuant of Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           --------------------------

                         For the quarterly period ended:

                                  June 30, 1999

                           Commission File No. 0-18868

                         MARATHON FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


          Virginia                                        54-1560968
          --------                                        ----------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

4095 Valley Pike, Winchester, Virginia                       22602
--------------------------------------                       -----
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:     (540)  869-6600


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                           Yes      X         No  __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Class                     Number of Shares           Outstanding at
     -----                     ----------------           --------------
 Common Stock                     2,053,571                   8/06/99

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

          The following financial statements are provided at the page numbers indicated.

         Consolidated Statements of Condition as of
           June 30, 1999 and December 31, 1998 ..............................3

         Consolidated Statements of Income for
           the  Quarter and the Six Months Ended June 30, 1999 and 1998......4

         Consolidated Statements of Changes in
         Stockholders Equity for the Six Months
           Ended June 30, 1999 and 1998......................................5

         Consolidated Statements of Cash Flow for the
           Six Months Ended June 30, 1999 and 1998...........................6

         Notes to Consolidated Financial Statements..........................7-9


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................10-13



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................14

Item 6.  Exhibits and Reports on Form 8-K..................................14-15


Signature...................................................................16

                                    MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CONDITION

                                                       as of

                                        June 30, 1999 and December 31, 1998


          ASSETS
                                                                                      6/30/99                       12/31/98
                                                                                      -------                       --------
Cash and due from banks                                                              $5,928,534                    $4,533,428
Federal funds sold                                                                   11,396,000                     8,281,000
Securities (fair value:  1999, $9,293,303 and
  1998, $10,002,374)                                                                  9,358,149                     9,961,650
Loans held for resale                                                                   376,777                       401,671
Loans, net                                                                           71,911,510                    65,065,268
Bank premises and equipment, net                                                      2,517,860                     2,615,175
Accrued interest receivable                                                             505,651                       478,820
Other real estate                                                                       183,218                        18,123
Other assets                                                                            557,841                       496,534
                                                                                   ------------                  ------------
     Total assets                                                                  $102,735,540                  $ 91,851,669
                                                                                   ============                  ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
     Non-interest bearing demand deposits                                          $ 12,847,628                  $ 10,680,285
     Savings and interest bearing demand deposits                                    28,017,135                    24,127,903
     Time deposits                                                                   52,001,584                    47,486,855
                                                                                   ------------                  ------------
           Total deposits                                                          $ 92,866,347                  $ 82,295,043
     Interest expense payable                                                           144,340                       140,899
     Accounts payable and accrued expenses                                              379,768                       401,395
     Capital lease payable                                                              221,189                       224,219
                                                                                   ------------                  ------------
           Total liabilities                                                       $ 93,611,644                  $ 83,061,556
                                                                                   ------------                  ------------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A, 5% non-cumulative, no par
    value: 1,000,000 shares authorized and unissued                                     - - - -                       - - - -
  Common stock, $1 par value, 20,000,000 shares
    authorized, 1999, 2,055,186 and 1998, 2,063,186 shares
    issued and outstanding                                                          $ 2,055,186                   $ 2,063,186
  Capital surplus                                                                     7,799,764                     7,849,522
  Retained earnings (deficit)                                                          (651,018)                   (1,149,567)
  Accumulated other comprehensive income (loss)                                         (80,036)                       26,972
                                                                                   ------------                  ------------
        Total stockholders' equity                                                  $ 9,123,896                   $ 8,790,113
                                                                                   ------------                  ------------

        Total liabilities and stockholders' equity                                 $102,735,540                  $ 91,851,669
                                                                                   ============                  ============


                            See Accompanying Notes to Consolidated Financial Statements

                                   MARATHON FINANCIAL CORPORATION & SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                        For the Six Months                  For the Quarter
                                                                          Ended June 30,                     Ended June 30,
                                                                       1999             1998              1999             1998
                                                                       ----             ----              ----             ----
Interest income:
  Interest and fees on loans                                        $3,536,894       $2,904,873        $1,822,599       $1,511,616
  Interest on securities held to maturity
     Interest taxable                                                  125,392           64,976            58,098           39,017
     Interest non-taxable                                                  152             ----               152             ----
  Interest and dividends on securities available for sale:
     Interest taxable                                                  124,003           60,894            61,180           36,718
     Interest non-taxable                                                6,052             ----             4,886             ----
     Dividends taxable                                                  15,368           12,075            11,350            9,127
  Interest on federal funds sold                                       170,525          168,711            80,941           98,582
                                                                    ----------       ----------        ----------       ----------
       Total interest income                                        $3,978,386       $3,211,529        $2,039,206       $1,695,060
                                                                    ----------       ----------        ----------       ----------

Interest expense:
  Interest on deposits                                             $ 1,653,344      $ 1,322,525         $ 829,804        $ 701,054
  Interest on leases payable                                             9,013           10,731             4,539            5,280
                                                                    ----------       ----------        ----------       ----------

       Total interest expense                                      $ 1,662,357      $ 1,333,256         $ 834,343        $ 706,334
                                                                    ----------       ----------        ----------       ----------

      Net interest income                                           $2,316,029      $ 1,878,273        $1,204,863        $ 988,726

Provision for loan losses                                              115,000          110,000            55,000           55,000
                                                                    ----------       ----------        ----------       ----------
      Net interest income after provision for loan loss             $2,201,029      $ 1,768,273        $1,149,863        $ 933,726
                                                                    ----------       ----------        ----------       ----------

Other income:
  Service charges on deposit accounts                                $ 372,901        $ 306,811         $ 192,164        $ 167,631
  Commissions and fees                                                  13,993           15,681             8,132           13,659
  Other                                                                 27,723           57,387            15,227            3,089
                                                                    ----------       ----------        ----------       ----------

       Total other income                                            $ 414,617        $ 379,879         $ 215,523        $ 184,379
                                                                    ----------       ----------        ----------       ----------

Other expenses:
  Salaries and employee benefits                                     $ 922,794         $743,946         $ 463,613         $362,864
  Net occupancy expense of premises                                    109,224          122,925            54,401           67,536
  Furniture and equipment                                              186,065          186,039            99,955           92,185
  Legal and professional                                                36,707           50,243            18,660           24,767
  Stationery and supplies                                               79,140           45,828            45,808           20,508
  Postage                                                               55,864           45,612            28,348           28,299
  Marketing                                                             38,902           34,239            24,805           18,537
  FDIC assessment                                                        4,681            5,084             2,364            1,892
  Directors' fees                                                       44,600           43,160            19,500           19,400
  ATM expenses                                                          76,344           36,492            45,297           18,057
  Overdraft charge-offs                                                 58,544           21,257            38,902            5,160
  Other operating expenses                                             237,977          222,438           127,557          120,022
                                                                    ----------       ----------        ----------       ----------
       Total other expenses                                         $1,850,842      $ 1,557,263         $ 969,210        $ 779,227
                                                                    ----------       ----------        ----------       ----------

  Income before income taxes                                         $ 764,804        $ 590,889         $ 396,176        $ 338,878
Provision for income tax expense (benefit)                             266,255          (31,437)          134,115           10,424
                                                                    ----------       ----------        ----------       ----------

       Net income                                                    $ 498,549        $ 622,326         $ 262,061        $ 328,454
                                                                    ==========       ==========         =========       ==========

  Net income per share, basic                                          $   .24          $   .30           $   .13          $   .16
                                                                    ==========       ==========         =========       ==========

  Net income per share, assuming dilution                              $   .24          $   .29           $   .13          $   .16
                                                                    ==========       ==========         =========       ==========

                            See Accompanying Notes to Consolidated Financial Statements

                                    MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  For the Six Months Ended June 30, 1999 and 1998
                                                                                     Accumulated
                                                                       Retained         Other                              Total
                                          Common        Capital        Earnings     Comprehensive     Comprehensive     Stockholders
                                          Stock         Surplus        (Deficit)    Income/(Loss)         Income           Equity
                                          -----         -------        ---------    -------------         ------           ------
Balance, December 31, 1997             $2,055,983    $7,815,454      $(2,164,825)    $    4,802                         $7,711,414
   Comprehensive income:
      Net income                                                         622,326                         $622,326          622,326
      Other comprehensive income,
         unrealized gain on
         securities available for
         sale                                                                             1,583             1,583            1,583
                                                                                                        ---------
   Total comprehensive income                                                                           $ 623,909
                                                                                                        =========

   Issuance of common stock -
      exercise of stock options
        (5,000 shares)                      5,000        20,000                                                             25,000
                                       ----------    ----------      -----------     ----------                         ----------
Balance, June 30, 1998                 $2,060,983    $7,835,454      $(1,542,499)    $    6,385                         $8,360,323
                                       ==========    ==========      ===========     ==========                         ==========




                                                                                     Accumulated
                                                                       Retained         Other                              Total
                                          Common        Capital        Earnings     Comprehensive     Comprehensive     Stockholders
                                          Stock         Surplus        (Deficit)    Income/(Loss)         Income           Equity
                                          -----         -------        ---------    -------------         ------           ------

Balance, December 31, 1998             $2,063,186    $7,849,522      $(1,149,567)    $   26,972                         $8,790,113
   Comprehensive income:
      Net income                                                         498,549                         $498,549          498,549
      Other comprehensive income,
         unrealized (loss) on
         securities available for
         sale (net of tax $55,126)                                                     (107,008)         (107,008)        (107,008)
                                                                                                        ---------
   Total comprehensive income                                                                            $391,541
                                                                                                        =========
   Issuance of common stock -
      exercise of stock options
        (500 shares)                          500         2,000                                                              2,500

   Acquisition of common stock
      (8,500 shares)                       (8,500)      (51,758)                                                           (60,258)
                                       ----------    ----------      -----------     ----------                         ----------
Balance, June 30, 1999                 $2,055,186    $7,799,764      $  (651,018)     $ (80,036)                        $9,123,896
                                       ==========    ==========      ===========     ==========                         ==========


                            See Accompanying Notes to Consolidated Financial Statements


                                            MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                               CONSOLIDATED STATEMENTS OF CASH FLOW

                                          For the Six Months Ended June 30, 1999 and 1998

                                                                                              1999                         1998
                                                                                              ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                $498,549                    $622,326
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Amortization                                                                           30,557                      27,206
        Depreciation                                                                          116,567                     142,397
        Net discount accretion on securities                                                   (6,459)                     (1,009)
        Provision for loan loss                                                                55,000                     110,000
        Deferred tax (benefit)                                                                (31,067)                    (42,857)
        Origination of loans available for sale                                            (4,090,833)                 (3,071,950)
        Proceeds from sale of loans available for sale                                      4,750,608                   3,517,673
       Changes in assets and liabilities:
          (Increase) decrease in other assets                                                 (30,239)                     44,279
          (Increase) in accrued interest receivable                                           (26,831)                    (40,416)
          (Decrease) in accounts payable and accrued expenses                                 (21,627)                   (151,905)
          Increase in interest expense payable                                                  3,441                      19,961
          (Increase) in other real estate                                                    (165,095)                       ----
                                                                                          -----------                ------------
                Net cash provided by operating activities                                  $1,082,571                  $1,175,705
                                                                                          -----------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities on securities held to maturity                                  1,102,889                  $  310,367
   Proceeds from maturities on securities available for sale                                  216,983                        ----
   Purchase of securities available for sale                                                 (666,920)                 (1,154,650)
   Purchase of securities held to maturity                                                   (150,000)                 (1,407,263)
   Net (increase) in loans                                                                 (7,536,124)                 (8,101,952)
   Purchase of bank premises and equipment                                                    (49,809)                   (277,476)
                                                                                          -----------                ------------
             Net cash used in investing activities                                        $(7,082,981)               $(10,630,974)
                                                                                          -----------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits,
      NOW accounts and savings accounts                                                   $ 6,056,575                 $ 6,063,580
   Net increase in certificates of deposits                                                 4,514,729                   6,487,275
   Principal payments on capital lease payable                                                (3,030)                    (19,251)
   Proceeds from issuance of common stock                                                       2,500                      25,000
   Purchase of common stock                                                                  (60,258)                        ----
                                                                                          -----------                ------------
             Net cash provided by financing activities                                    $10,510,516                 $12,556,604
                                                                                          -----------                ------------

Increase in cash and cash equivalents                                                      $4,510,106                  $3,101,335
          Beginning                                                                        12,814,428                   7,047,382
                                                                                          -----------                ------------
          Ending                                                                          $17,324,534                 $10,148,717
                                                                                          ===========                ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
        Interest                                                                          $ 1,658,916                  $1,313,295
                                                                                          ===========                ============

        Income taxes                                                                        $  82,516                   $  11,420
                                                                                          ===========                ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
   Unrealized  gain/(loss) on securities available for sale                                 $ 162,134                   $   1,583
                                                                                          ===========                ============

                            See Accompanying Notes to Consolidated Financial Statements

                   MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, and the result of operations and cash flows for the six months ended June 30, 1999 and 1998. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1998.

2. The results of operations for the six month period ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. Securities held to maturity and available for sale as of June 30, 1999 and December 31, 1998 are:

                                                                               June 30, 1999            December 31, 1998
         Held to Maturity                                                     Amortized Cost              Amortized Cost
                                                                              --------------              --------------
         US treasury securities & obligations of
            US government corporations & agencies                                 $3,797,590                  $4,899,237
         Obligations of state and political
           Subdivisions                                                              250,742                     100,840
                                                                                  ----------                  ----------
                                                                                  $4,048,332                  $5,000,077
                                                                                  ==========                  ==========

                                                                                  Fair Value                  Fair Value
                                                                                  ----------                  ----------

         US treasury securities & obligations of
            US government corporations & agencies                                 $3,732,065                  $4,936,539
         Obligations of state and political
            Subdivisions                                                             251,419                     104,262
                                                                                  ----------                  ----------
                                                                                  $3,983,484                  $5,040,801
                                                                                  ==========                  ==========


                                                                               June 30, 1999            December 31, 1998
         Available for Sale                                                   Amortized Cost              Amortized Cost
         ------------------                                                   --------------              --------------

         US treasury securities & obligations of
            US government corporations & agencies                                 $4,268,008                  $4,420,515
         Mortgage backed securities                                                   17,227                      20,392
         Obligations of state & political subdivisions                               568,400                        ----
         Other securities                                                            577,450                     479,800
                                                                                  ----------                  ----------
                                                                                  $5,431,085                  $4,920,707
                                                                                  ==========                  ==========

                                                                                  Fair Value                  Fair Value
                                                                                  ----------                  ----------

         US treasury securities & obligations of
            US government corporations & agencies                                 $4,160,998                  $4,460,218
         Mortgage backed securities                                                   18,378                      21,555
         Obligations of state & political                                            552,991                        ----
         subdivisions                                                                577,450                     479,800
                                                                                  ----------                  ----------
         Other securities
                                                                                  $5,309,817                  $4,961,573
                                                                                  ==========                  ==========

4. The consolidated entity's loan portfolio is composed of the following:

                                                                               June 30, 1999           December 31, 1998
                                                                               -------------           -----------------
         Commercial                                                              $40,423,850                 $35,388,441
         Real estate-mortgage                                                     13,151,856                  11,173,003
         Real estate-construction                                                  8,395,850                   7,472,110
         Installment loans to individuals                                         10,744,712                  11,786,311
                                                                                 -----------                 -----------
                                                                                 $72,716,268                 $65,819,865
         Less:  allowance for loan losses                                            804,758                     754,597
                                                                                 -----------                 -----------
         Loans, net                                                              $71,911,510                 $65,065,268
                                                                                 ===========                 ===========

         The company had non-accrual loans, which were excluded from the impaired loan disclosure under FASB 114, which amounted to $151,549 on June 30, 1999 and $233,200 on December 31, 1998.


5.       Reserve for Loan Losses:
                                                                               June 30, 1999           December 31, 1998
                                                                               -------------           -----------------

         Balance, beginning                                                         $754,597                    $576,497
         Provision charged to operating expense                                      115,000                     285,000
         Recoveries                                                                   16,365                      44,211
         Loan losses charged to the allowance                                       (81,204)                   (151,111)
                                                                                    --------                   ---------
         Balance, ending                                                            $804,758                    $754,597
                                                                                    ========                    ========


6.       Weighted average shares outstanding computation

         The following shows the weighted average number of shares used in computing basic earnings per share and the effect on weighted average number of shares of diluted potential common stock.

                                                                             6/30/99                      6/30/98
                                                                             -------                      -------
                                                                                  Per Share                     Per Share
                                                                      Shares        Amount           Shares       Amount
                                                                      ------        ------           ------       ------
         Basic earnings per share                                  2,060,097        $  .24        2,056,588       $  .30
                                                                                    ======                        ======

         Effect of dilutive securities:
              Stock options                                           38,167                         58,004
                                                                   ---------        ------        ---------
         Diluted earnings per share                                2,098,264        $  .24        2,114,592       $  .29
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

         Total Assets
         Total assets for the first six months ending June 30, 1999 increased $10,883,871 or 11.8% since December 31, 1998. This increase in total assets resulted from a $6,846,242 or 10.5% increase in net loans, an increase in federal funds sold of $3,115,000 or 37.6% and a decrease of $603,501 or 6.1% in securities. This equates to an increase in earning assets of $9,332,847 or 11.1% in the six months ending June 30, 1999.

         Allowance for Loan Losses
         The allowance for loan losses, as of June 30, 1999, was $804,758. This is an increase of $50,161 or 6.6% since December 31, 1998. This gives the bank a 1.10% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

         Liabilities
         Total deposits for the six months ending June 30, 1999, increased $10,571,304 or 12.8% since December 31, 1998. Non-interest bearing deposits increased by $2,167,343 or 20.3% and savings and interest bearing deposits increased by $3,889,232 or 16.1%.

         Stockholders' Equity
         Total equity has increased by $333,782 or 3.8% since December 31, 1998. The increase was due to a first half profit of $498,549, which was reduced by an increase in unrealized losses on securities available for sale of $101,008 net of tax. An additional $2,500 of capital was raised through the exercise of stock options equating to 500 additional shares of common stock. During the first half the Corporation repurchased 8,500 shares of common stock for $60,258 under the guidelines approved by the Board of Directors. The primary capital to assets ratio is 8.9%.

         Interest Income
         Interest income totaled $3,978,386 for the six months ending June 30, 1999, $766,857 or 23.9% higher than the six months ending June 30, 1998. This is a direct result of the increase in earning assets, which increased the interest and fee income.

         Interest Expense
         Total interest expense for the six months ending June 30, 1999 was $1,662,357, $329,101 or 24.7% higher than the six months ending June 30, 1998. Interest on deposits increased by $330,819 or 25.0% over the same period in 1998. This was the result of an overall increase in deposits. Interest on capital leases for the quarter was $9,013, $1,718 or 16.0% less than the same period in 1998.

         Net Interest Income
         Net interest income for the six months ending June 30, 1999 was $2,316,029, $437,756 or 23.3% higher than the six months ending June 30, 1998. This was the result of an increase in our earning assets.

         Other Income
         Total other income for the six months ending June 30, 1999 was $414,617, $34,738 or 9.1% higher than the same period in 1998. This is a result of an increase in the demand deposit accounts, which has increased our service charge income.

         Other Expenses
         Total other expenses for the six months ending June 30, 1999 were $1,850,842, $293,579 or 18.9% higher than the six months ending June 30, 1998. Salary expense increased $178,848 or 24.0%, postage expense increased $10,252 or 22.5%, furniture and equipment expense remained virtually level, ATM expense increased $39,852 or 109.2% and stationery and supplies increased $33,312 or 72.7% over the same period in 1998. Director's fees were $1,440, an increase of 3.3%. Overdraft charge-offs reflect an increase of $37,287 or 175.4% as a result of the write-off of some demand deposits accounts due to the return of checks taken on deposit. Legal and professional fees decreased $13,536 or 26.9%. The net increase in other expenses is in part a result of additional staffing to handle the growth of the bank and the costs involved in processing an increased number of accounts and transactions.

         Net Income
         Net income for the six months ending June 30, 1999 was $498,549 compared to $622,326 in the same period in 1998. This is a decrease of $123,777 or 19.9% over the same period of 1998. The reduction in net income was the result of the Corporation having to recognize income tax expense for the first time due to the elimination of net operating loss carryforwards during 1999. The provision for income taxes expense increased $297,692 from a $31,437 benefit in 1998 to an expense of $266,255 in 1999.

         Liquidity and Capital Resources
         The liquidity position of the bank is less than its peers because of a loan to deposit ratio of 78.3%. In order to maximize earning assets, management has exceeded the bank's policy by maintaining a higher ratio than that of its peers. This policy exception has been approved by the Board of Directors. As the core deposits of the bank continue to increase, this ratio has become more in line with that of the industry.

         Year 2000 Issue
         The Year 2000 issue involves the risk that computer programs and computer systems may not be able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest payments or due dates and could cause the temporary inability to process transactions and to engage in ordinary business activities. The failure of the Corporation, its suppliers, and its borrowers to address the Year 2000 issue could have a material adverse effect on the Corporation's financial condition, results of operations, or liquidity.

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

         The Corporation has continuing formal communications with significant loan and deposit customers to determine the extent to which the Corporation is vulnerable to those third parties' failure to remedy their own Year 2000 issue.

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

                  Exhibit 10.5 Lease between The Marathon Bank and Lessors, Keith R. Lantz and Mary G. Lantz for land upon which the bank has placed a double-wide modular unit to house the branch office at 1014 South Main Street, Woodstock, Virginia, incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-18868).

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

                                           MARATHON FINANCIAL CORPORATION

DATE:  June 30, 1999                           /s/ Donald L. Unger
                                           -----------------------------------
                                           DONALD L. UNGER
                                           PRINCIPAL EXECUTIVE OFFICER



DATE:  June 30, 1999                           /s/ Frederick A. Board
                                           -----------------------------------
                                           FREDERICK A. BOARD
                                           PRINCIPAL FINANCIAL OFFICER