Form 10QSB
period 1999-09-30
MARATHON FINANCIAL CORP
filed 1999-11-12
CIK 854399

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

                               September 30, 1999

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


                           Yes      X                     No
                                ----------                    -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                  Class                     Number of Shares           Outstanding at
               ------------                 ----------------           --------------
               Common Stock                     2,046,441                 11/10/99

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

          The following financial statements are provided at the page numbers indicated.

         Consolidated Statements of Condition as of
          September 30, 1999 and December 31, 1998.....................................................................3

         Consolidated Statements of Income for the Quarter and
          the Nine Months Ended September 30, 1999 and 1998............................................................4

         Consolidated Statements of Changes in
         Stockholders Equity for the Nine Months
          Ended September 30, 1999 and 1998............................................................................5

         Consolidated Statements of Cash Flow for the
          Nine Months Ended September 30, 1999 and 1998..............................................................6-7

         Notes to Consolidated Financial Statements.................................................................8-10


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................................................................11-14



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................................15

Item 6.  Exhibits and Reports on Form 8-K..........................................................................15-16

Signature.............................................................................................................17

                   MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION

                                      AS OF

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

          ASSETS                                                                9/30/99                       12/31/98
                                                                               ---------                      --------
Cash and due from banks                                                      $  6,011,399                  $  4,533,428
Federal funds sold                                                             12,007,000                     8,281,000
Securities (fair value:  1999, $10,543,565 and
  1998, $10,002,374)                                                           10,650,866                     9,961,650
Loans held for resale                                                                 110                       401,671
Loans, net                                                                     76,849,291                    65,065,268
Bank premises and equipment, net                                                2,533,678                     2,615,175
Accrued interest receivable                                                       535,415                       478,820
Other real estate                                                                 318,556                        18,123
Other assets                                                                      544,461                       496,534
                                                                             ------------                  ------------

     Total assets                                                            $109,450,776                  $ 91,851,669
                                                                             ============                  ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
     Non-interest bearing demand deposits                                    $ 15,308,885                  $ 10,680,285
     Savings and interest bearing demand deposits                              30,622,262                    24,127,903
     Time deposits                                                             53,363,874                    47,486,855
                                                                             ------------                  ------------
           Total deposits                                                    $ 99,295,021                  $ 82,295,043
     Interest expense payable                                                     155,403                       140,899
     Accounts payable and accrued expenses                                        411,371                       401,395
     Capital lease payable                                                        219,628                       224,219
                                                                             ------------                  ------------
           Total liabilities                                                 $100,081,423                  $ 83,061,556
                                                                             ------------                  ------------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A, 5% non-cumulative, no par
    value: 1,000,000 shares authorized and unissued                               - - - -                       - - - -
  Common stock, $1 par value, 20,000,000 shares
    Authorized; 1999, 2,050,542 and 1998, 2,063,186 shares
    issued and outstanding                                                   $  2,050,542                  $  2,063,186
  Capital surplus                                                               7,773,032                     7,849,522
  Retained earnings (deficit)                                                   (362,518)                   (1,149,567)
  Accumulated other comprehensive income (loss)                                  (91,703)                        26,972
                                                                             ------------                  ------------
        Total stockholders' equity                                           $  9,369,353                  $  8,790,113
                                                                             ------------                  ------------

        Total liabilities and stockholders' equity                           $109,450,776                  $ 91,851,669
                                                                             ============                  ============

           See Accompanying Notes to Consolidated Financial Statements

                   MARATHON FINANCIAL CORPORATION & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        For the Nine Months                   For the Quarter
                                                                        Ended September 30,                 Ended September 30,
                                                                         1999           1998              1999             1998
                                                                         ----           ----              ----             ----
Interest income:
  Interest and fees on loans                                       $ 5,381,689      $ 4,493,928        $1,844,795       $1,589,055
  Interest on securities held to maturity:
    Interest taxable                                                   190,961          116,786            65,569           51,810
    Interest non-taxable                                                 4,975             ----             4,823             ----
  Interest and dividends on securities available for sale:
     Interest taxable                                                  185,697          108,677            61,694           47,783
     Interest non-taxable                                               10,773             ----             4,721             ----
     Dividends taxable                                                  20,873           16,042             5,505            3,967
  Interest on federal funds sold                                       345,615          311,365           175,090          142,654
                                                                   -----------      -----------        ----------       ----------
       Total interest income                                       $ 6,140,583      $ 5,046,798        $2,162,197       $1,835,269
                                                                   -----------      -----------        ----------       ----------

Interest expense:
  Interest on deposits                                             $ 2,567,666      $ 2,107,473        $  914,322       $  784,948
  Interest on leases payable                                            13,426           15,678             4,413            4,947
                                                                   -----------      -----------        ----------       ----------
       Total interest expense                                      $ 2,581,092      $ 2,123,151        $  918,735       $  789,895
                                                                   -----------      -----------        ----------       ----------

      Net interest income                                          $ 3,559,491      $ 2,923,647        $1,243,462       $1,045,374

Provision for loan losses                                              175,000          170,000            60,000           60,000
                                                                   -----------      -----------        ----------       ----------
      Net interest income after provision for loan loss            $ 3,384,491      $ 2,753,647        $1,183,462       $  985,374
                                                                   -----------      -----------        ----------       ----------

Other Income:
  Service charges on deposit accounts                              $   578,977      $   499,002        $  206,076       $  192,191
  Commissions and fees                                                  22,495           23,958             8,502            8,277
  Other                                                                 38,039           67,232            10,316            9,845
                                                                   -----------      -----------        ----------       ----------
       Total other income                                          $   639,511      $   590,192        $  224,894       $  210,313
                                                                   -----------      -----------        ----------       ----------

Other expenses:
  Salaries and employee benefits                                   $ 1,402,414      $ 1,125,779        $  479,620       $  381,833
  Net occupancy expense of premises                                    163,514          187,977            54,290           65,052
  Furniture and equipment                                              276,204          277,734            90,139           91,695
  Legal and professional                                                47,506           63,632            10,799           13,389
  Stationery and supplies                                              126,443           74,729            47,303           28,901
  Postage                                                               92,647           72,023            36,783           26,411
  Marketing                                                             61,786           55,593            22,884           21,354
  FDIC assessment                                                        9,756            5,084             5,075             ----
  Directors' fees                                                       61,150           62,360            16,550           19,200
  ATM expenses                                                         145,716           69,671            69,372           33,179
  Overdraft charge-offs                                                 66,850           48,415             8,306           27,158
  Other operating expenses                                             374,023          331,900           136,046          109,462
                                                                   -----------      -----------        ----------       ----------
       Total other expenses                                        $ 2,828,009      $ 2,374,897        $  977,167       $  817,634
                                                                   -----------      -----------        ----------       ----------

  Income before income taxes                                       $ 1,195,993      $   968,942        $  431,189       $  378,053
Provision for income tax expense (benefit)                             408,943           (6,654)          142,688           24,783
                                                                   -----------      -----------        ----------       ----------
       Net income                                                  $   787,050      $   975,596        $  288,501       $  353,270
                                                                   ===========      ===========        ==========       ==========

  Net income per share, basic                                      $       .38      $       .47        $      .14       $      .17
                                                                   ===========      ===========        ==========       ==========
  Net income per share, assuming dilution                          $       .38      $       .46        $      .14       $      .17
                                                                   ===========      ===========        ==========       ==========

           See Accompanying Notes to Consolidated Financial Statements

                   MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                   Accumulated
                                                                       Retained       Other                              Total
                                          Common        Capital        Earnings   Comprehensive     Comprehensive     Stockholders
                                          Stock         Surplus        (Deficit)     Income             Income           Equity
                                          -----         -------        ---------     ------             ------           ------

Balance, December 31, 1997             $2,055,983    $7,815,454      $(2,164,825)   $    4,802                       $7,711,414
   Comprehensive income:
      Net income                                                         975,596                       $975,596         975,596
      Other comprehensive income:
         Unrealized (loss) on
         securities available for sale                                                  64,953           64,953          64,953
                                                                                                         ------
   Total comprehensive income                                                                        $1,040,549
                                                                                                     ==========
   Issuance of common stock -
      exercise of stock options
        (5,000 shares)                      5,000        20,000                                                          25,000
                                         --------    ----------       ----------     -----------                       ---------
Balance, September 30, 1998            $2,060,983    $7,835,454      $(1,189,229)    $   69,755                      $8,776,963
                                       ==========    ==========      ============    ===========                     ===========






                                                                                   Accumulated
                                                                       Retained       Other                              Total
                                          Common        Capital        Earnings   Comprehensive     Comprehensive     Stockholders
                                          Stock         Surplus        (Deficit)     Income             Income           Equity
                                          ------        -------        ---------  -------------     -------------     ------------

Balance, December 31, 1998             $2,063,186     $7,849,522     $(1,149,568)  $ 26,973                            $8,790,113
   Comprehensive income:
      Net income                                                         787,050                       $787,050           787,050
      Other comprehensive income:
         unrealized (loss) on
         securities available for sale
         (net of tax $61,135)                                                      (118,676)           (118,676)         (118,676)
                                                                                                       ---------
   Total comprehensive income                                                                          $668,374

   Issuance of common stock -
      exercise of stock options
        (500 shares)                          500         2,000                                                             2,500

   Acquisition of common stock
     (13,144 shares)                      (13,144)      (78,490)
                                        ----------     ---------      ----------   ------------                         ------------
Balance, September 30, 1999            $2,050,542    $7,773,032    $   (362,518)  $ (91,703)                           $9,369,353
                                        ==========    ==========      ==========   ============                         ============


           See Accompanying Notes to Consolidated Financial Statements


                   MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOW

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                                1999                     1998
                                                                                                ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                            $   787,050                  $   975,596
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Amortization                                                                          84,074                       39,317
        Depreciation                                                                         175,360                      218,147
        Net discount accretion on securities                                                  (8,517)                      (2,101)
        Provision for loan loss                                                              175,000                      170,000
        Deferred tax expense (benefit)                                                        24,826                      (21,159)
        Gain on sale of other real estate                                                       ----                        5,968
        Origination of loans available for sale                                           (4,790,566)                  (5,177,917)
        Proceeds from sale of loans available for sale                                     5,850,309                    5,445,216
      Changes in assets and liabilities:
          (Increase) decrease in other assets                                                (72,753)                      45,523
          (Increase) in accrued interest receivable                                          (56,595)                    (118,068)
          Increase (decrease) in accounts payable and accrued expenses                       175,031                      (76,538)
          Increase  in interest expense payable                                               14,504                       28,340
                                                                                          ----------                  ----------
                Net cash provided by operating activities                                $ 2,357,723                  $ 1,532,324
                                                                                          ----------                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and principal
      payments on securities held to maturity                                            $ 1,104,571                  $   313,325
   Proceeds from maturities on securities available for sale                                 378,310                      250,244
   Purchase of securities available for sale                                                (666,920)                  (2,824,483)
   Purchase of securities held to maturity                                                (1,615,335)                  (2,780,690)
   Net (increase) in loans                                                               (12,917,638)                 (11,952,156)
   Purchase of bank premises and equipment                                                  (177,937)                    (318,763)
                                                                                        -------------                -------------
             Net cash used in investing activities                                       $(13,894,949)                $17,312,523)
                                                                                        -------------                -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits,
      NOW accounts and savings accounts                                                  $11,122,959                  $10,921,997
   Net increase in certificates of deposits                                                5,877,019                   10,931,061
   Principal payments on capital lease payable                                                (4,591)                     (26,290)
   Cash dividends paid                                                                      (165,055)
   Proceeds from issuance of common stock                                                      2,500                       25,000
   Purchase of common stock                                                                  (91,634)                        ----
                                                                                         -----------                  -----------
             Net cash provided by financing activities                                   $16,741,198                  $21,851,768
                                                                                         -----------                  -----------

Increase (decrease) in cash and cash equivalents                                         $ 5,203,972                  $ 6,071,569

CASH AND CASH EQUIVALENTS
   Beginning                                                                              12,814,428                    7,047,382
                                                                                         -----------                  -----------
   Ending                                                                                $18,018,400                  $13,118,951
                                                                                         ===========                  ===========





SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
        Interest                                                                         $ 2,566,587                  $ 2,094,811
                                                                                         ===========                  ===========

        Income taxes                                                                     $   237,516                  $    14,505
                                                                                           =========                  =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
   Unrealized (loss) gain on securities available for sale                               $  (179,811)                 $    64,953
                                                                                          ==========                  =========

   Other real estate acquired in settlement of loans                                     $  (300,433)                 $    ----
                                                                                          ==========                  =========





           See Accompanying Notes to Consolidated Financial Statements


                                       7

                   MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, and the result of operations and cash flows for the nine months ended September 30, 1999 and 1998. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1998.

2. The results of operations for the nine month period ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. Securities held to maturity and available for sale as of September 30, 1999 and December 31, 1998 are:


                                                              September 30, 1999       December 31, 1998
         Held to Maturity                                         Amortized Cost          Amortized Cost
         ----------------                                         --------------          --------------
          US treasury securities & obligations of
            US government corporations & agencies                 $4,686,865                  $4,899,237
         Obligations of state and political
           Subdivisions                                              825,448                     100,840
                                                                  ----------                  ----------
                                                                  $5,512,313                  $5,000,077
                                                                  ==========                  ==========


                                                                  Fair Value                  Fair Value
                                                                  ----------                  ----------
         US treasury securities & obligations of
            US government corporations & agencies                 $4,590,057                  $4,936,539
         Obligations of state and political
            Subdivisions                                             814,955                     104,262
                                                                  ----------                  ----------
                                                                  $5,405,012                  $5,040,801
                                                                  ==========                  ==========



                                                          September 30, 1999           December 31, 1998
         Available for Sale                                   Amortized Cost              Amortized Cost
         ------------------                               ------------------           -----------------

         US treasury securities & obligations of
            US government corporations & agencies                 $4,116,667                  $4,420,515
         Mortgage backed securities                                   15,685                      20,392
         Obligations of state & political subdivisions               567,703                        ----
         Other securities                                            577,450                     479,800
                                                                  ----------                  ----------
                                                                  $5,277,505                  $4,920,707
                                                                  ==========                  ==========


                                                                  Fair Value                  Fair Value
                                                                  ----------                  ----------
         US treasury securities & obligations of
            US government corporations & agencies                 $4,000,159                  $4,460,218
         Mortgage backed securities                                   16,542                      21,555
         Obligations of state & Political                            544,402                        ----
         subdivisions                                                577,450                     479,800
                                                                  ----------                  ----------
         Other securities
                                                                  $5,138,553                  $4,961,573
                                                                  ==========                  ==========


4. The consolidated entity's loan portfolio is composed of the following:


                                                                          September 30, 1999           December 31, 1998
                                                                          ------------------           -----------------

         Commercial                                                              $40,979,719                 $35,388,441
         Real estate-mortgage                                                     13,364,875                  10,771,332
         Real estate-construction                                                 11,755,599                   7,873,781
         Installment loans to individuals                                         11,492,123                  11,786,311
                                                                                 -----------                 -----------
                                                                                 $77,592,316                 $65,819,865
         Less:  allowance for loan losses                                            743,025                     754,597
                                                                                 -----------                 -----------
         Loans, net                                                              $76,849,291                 $65,065,268
                                                                                 ===========                 ===========

         The company had non-accrual loans, which were excluded from the impaired loan disclosure under FASB 114, which amounted to $2,604 on September 30, 1999 and $233,200 on December 31, 1998.


5.       Reserve for Loan Losses:

                                                                          September 30, 1999           December 31, 1998
                                                                          ------------------           -----------------

         Balance, beginning                                                        $ 754,597                   $ 576,497
         Provision charged to operating expense                                      175,000                     285,000
         Recoveries                                                                   20,789                      44,211
         Loan losses charged to the allowance                                      (207,361)                   (151,111)
                                                                                   ---------                    --------
         Balance, ending                                                           $ 743,025                   $ 754,597
                                                                                   =========                    ========


6.       Weighted average shares outstanding computation

         The following shows the weighted average number of shares used in computing basic earnings per share and the effect on weighted average number of shares of diluted potential common stock.


                                                                            9/30/99                     9/30/98
                                                                            -------                     -------
                                                                                Per Share                     Per Share
                                                                      Shares      Amount             Shares    Amount
         Basic earnings per share                                  2,057,473      $  .38          2,058,053   $  .47
                                                                                  ======                       ======

         Effect of dilutive securities:
              Stock options                                           37,022                         55,249
                                                                   ---------                      ---------
         Diluted earnings per share                                2,094,495      $  .38          2,113,302   $  .46
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

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was originally required to be adopted in years beginning after June 15, 1999. Statement No. 137, issued in June 1999, subsequently amended the effective date of Statement No. 133 to years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Bank has not determined whether to adopt the new statement early. The Statement will require the Bank to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

         Total Assets
         ------------

         Total assets for the first nine months ending September 30, 1999 increased $17,599,107 or 19.2% since December 31, 1998. This increase in total assets resulted from a $11,784,023 or 18.1% increase in net loans, an increase in federal funds sold of $3,726,000 or 45.0% and an increase of $689,216 or 6.9% in securities. This equates to an addition in earning assets of $15,785,285 or 18.7% in the nine months ending September 30, 1999.

         Allowance for Loan Losses
         -------------------------
         The allowance for loan losses, as of September 30, 1999, was $743,025. This is a decrease of $11,572 or 1.5% since December 31, 1998. This gives the bank a .96% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

         Liabilities
         -----------

         Total deposits for the nine months ending September 30, 1999, increased $16,999,978 or 20.7% since December 31, 1998. Non-interest bearing deposits increased by $4,628,600 or 43.3% and interest bearing deposits increased by $12,371,378 or 17.3%. Non-interest bearing deposits represented 15.4% of total deposits as of September 30, 1999 as compared to 13.0% at 1998 year end. Savings and money market deposits were 30.8% of total deposits at the 1999 third quarter mark, which was an increase from 29.3% on December 31, 1998.

         Stockholders' Equity
         --------------------

         Total equity has increased by $579,240 or 6.6% since December 31, 1998. The increase was due in part to a profit for the nine months of $787,050 and an increase in unrealized losses on securities available for sale of $118,676 net of tax. In addition, during the first nine months $2,500 of capital was raised through the exercise of stock options equating to 500 additional shares of common stock and the Corporation repurchased 13,144 shares of common stock for $91,634 under the guidelines approved by the Board of Directors. The primary capital to assets ratio is 8.6%.

         Interest Income
         ---------------

         Interest income totaled $6,140,583 for the nine months ending September 30, 1999, $1,093,785 or 21.7% higher than the nine months ending September 30, 1998. This is a direct result of the increase in earning assets, which increased the interest and fee income.

         Interest Expense
         ----------------

         Total interest expense for the nine months ending September 30, 1999 was $2,581,092, an increase of $457,941 or 21.6% over the nine months ending September 30, 1998. Interest on deposits increased by $460,193 or 21.8% over the same period in 1998. This was the result of an overall increase in deposits. Interest on capital leases for the quarter was $13,426, $2,252 or 14.3% less than the same period in 1998.

         Net Interest Income
         -------------------

         Net interest income for the nine months ending September 30, 1999 was $3,559,491, $635,844 or 21.7% higher than the nine months ending September 30, 1998. This was the result of an increase in our earning assets. The average rate of the net interest margin has shown a steady decline due to a reduction in loan yields. The bank's net interest income remains in the mid to upper 80 percentile range when compared with its peer group.

         Other Income
         ------------

         Total other income for the nine months ending September 30, 1999 was $639,511, $49,319 or 8.4% higher than the same period in 1998. This is a result of a continued increase in the demand deposit accounts, which has increased our service charge income.

         Other Expenses
         --------------

         Total other expenses for the nine months ending September 30, 1999 were $2,828,009, $453,112 or 19.1% higher than the nine months ending September 30, 1998. Salary expense increased $276,635 or 24.6%, postage expense increased $20,624 or 28.6%, furniture and equipment expense decreased by $1,530 or .6%, ATM expense increased $76,045 or 109.1% and stationery and supplies increased $51,714 or 69.2% over the same period in 1998. Director's fees were $61,150, a decrease of 1.9%. Overdraft charge-offs reflect an increase of $18,435 or 38.1% as a result of some bad check returns and the purging of demand deposits accounts. Legal and professional fees decreased $16,126 or 25.3%. The increase in salary expense was in part a result of additional employees hired to assist with the bank's increased growth. Postage and supplies were both impacted by this growth. The large increase in ATM expense reflects a conversion of the bank's ATM system to another provider.

         Net Income
         ----------

         Net income for the nine months ending September 30, 1999 was $787,050 compared to $975,596 in the same period in 1998. This is a decrease of $188,546 or 19.3% over the same period of 1998. The reduction in net income was the result of the Corporation having to recognize income tax expense for the first time due to the elimination of net operating loss carryforwards during 1999. The provision for income taxes expense increased $415,597 from a $6,654 benefit in 1998 to an expense of $408,943 in 1999.

         Liquidity and Capital Resources
         -------------------------------

         The liquidity position of the bank is less than its peers because of a loan to deposit ratio of 78.1%. In order to maximize earning assets, management has carried a higher ratio than that of its peers. This policy has been approved by the Board of Directors. As the core deposits of the bank continue to increase, this ratio has become more in line with that of the industry.

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

         In 1997, the Corporation initiated a review and assessment of all hardware and software. Based on this assessment, the Corporation's mainframe hardware and banking software was replaced in 1998 to be Year 2000 compliant. However, testing is required to confirm this. Testing began in the third quarter of 1998 and was completed in the first quarter of 1999. A business resumption contingency plan has been tested and is in place. To date, the Corporation has expended approximately $220,000 related to the assessment of and efforts in connection with the Year 2000 issue. Remaining expenditures are not expected to have a material effect on the Corporation's consolidated financial statements.

         The Corporation has also initiated formal communications with significant loan and deposit customers to determine the extent to which the Corporation is vulnerable to those third parties' failure to remedy their own Year 2000 issue.

         Although the Corporation has no reason to conclude that a failure will occur, there can be no assurances that there will be no problems related to the Year 2000. This is an unprecedented event. While it is impossible to quantify the impact, the most likely worst-case scenario would entail a diminishment of service levels, customer inconveniences, financial losses, legal liability and similar risks.

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

                                      MARATHON FINANCIAL CORPORATION


DATE:  September 30, 1999             /s/ Donald L. Unger
                                     --------------------------------------
                                     DONALD L. UNGER
                                     PRINCIPAL EXECUTIVE OFFICER



DATE:  September 30, 1999             /s/ Frederick A. Board
                                     --------------------------------------
                                     FREDERICK A. BOARD
                                     PRINCIPAL FINANCIAL OFFICER