Form 10KSB40
period 1999-12-31
MARATHON FINANCIAL CORP
filed 2000-03-28
CIK 854399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 1999.
                         -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition periods from                    to
                               -------------------    -----------------------.

Commission file number:           0-18868
                       -------------------------------

                         Marathon Financial Corporation
                         ------------------------------
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)
                 ----------------------------------------------

           Virginia                                      54-1560968
--------------------------------------    -------------------------------------
 State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization

                 4095 Valley Pike, Winchester, Virginia 22602.
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Issuer's telephone number, including area code            (540) 869-6600
                                               ---------------------------------

Securities registered under Section 12(b) of the Act: None

         Securities registered under section 12(g) of the Exchange Act.
                    Common Stock, Par Value $1.00 per share
                    ---------------------------------------
                                (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        [x]Yes               [ ]No

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

 Total revenues for the year ended December 31, 1999 were $9,175,041

 The aggregate market value of the voting stock held by non-affiliates of the registrant was $11,544,484 as of March 15, 2000. The aggregate market value was computed by using a market price of $5.6275 per share.

  As of March 15, 2000, the number of shares outstanding of the registrant's common stock was 2,051,441.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the 1999 Annual Meeting of
Stockholders ("1999 Proxy Statement") are incorporated by reference in Part III of this Form 10-KSB.


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

                                     Part I
                                     ------

Item 1. Description of Business
-------------------------------

General

Marathon Financial Corporation ("the Corporation") is a bank holding company that was incorporated under the laws of the Commonwealth of Virginia in June 1989. The Corporation owns all of the outstanding stock of its sole subsidiary, The Marathon Bank ("the Bank"), which was incorporated in August 1987 and acquired by the corporation in October 1990, in accordance with the Plan of Exchange approved by the shareholders of the Bank in June 1990. The Corporation is headquartered Frederick County, Virginia, operating in the Bank's offices in the Marathon Financial Center, 4095 Valley Pike, Winchester, Virginia. On August 12, 1993, The Marathon Bank opened a branch location at 300 Warren Avenue, Post Office Plaza, Front Royal in Warren County, Virginia. On February 13, 1995, The Marathon Bank opened a branch located at 1041 Berryville Avenue, Winchester, Virginia. During 1997, The Marathon Bank opened two offices. A branch located at 1447 North Frederick Pike, Winchester, Virginia was opened on June 18, 1997 and a branch located at 1014 South Main Street, Woodstock, Virginia was opened on September 22, 1997. The Corporation is a holding company for the Bank and is not directly engaged in the operation of any other business.

  The Bank, which is chartered under the laws of the Commonwealth of Virginia, conducts a general banking business through its offices. The Bank's deposits are insured under the Federal Deposit Insurance Act and the Bank is a member of the Federal Reserve System. As of December 31, 1999, the Bank employed 64 persons on a full-time basis.

  The Bank is engaged in the business of offering banking services to the general public. It offers checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans. It also offers travelers checks, safe deposit, collection, notary public, discount brokerage service, and other customary bank services (other than trust services) to its customers. The three principal types of loans made by the Bank are: (1) commercial and industrial loans; (2) real estate loans; and (3) loans to individuals by household, family, and other consumer expenditures. The Bank's premises include drive-up facilities. There are ATM's located at each of our offices and an additional four off-premise ATM's.

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

Recent Developments

  During 1998, the Board of Directors authorized management to repurchase shares of the Corporation's common stock with the following stipulations: the market price to book value must be 1.70% or below, and the maximum number of shares purchased during a calendar year does not exceed 1.5% of outstanding shares. Based on this criteria, the corporation purchased 17,245 shares of common stock during 1999.


Supervision and Regulation

  The Corporation is a registered bank holding company subject to regulation and examination by the Federal Reserve under the Bank Holding Compamy Act of 1956 (the "Bank Holding Company Act.") It is required to file with the Federal Reserve periodic reports and any additional information that it may require under the Bank Holding Company Act. The Bank Holding Company Act also requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring substantially all of the assets of direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned. The Bank Holding Company Act also prohibits a bank holding company with certain exceptions, from itself engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these provision is for acquiring shares of a company engaged in activities found by the Federal Reserve to be so closely related to banking or managing banks as to be a proper incident thereto.

The Bank, a state member bank of the Federal Reserve, is subject to supervision, regulation, and examination by the Federal Reserve, the Virginia State Corporation Commission and the Federal Deposit Insurance Commission (the "FDIC"). Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and consolidations, changes in control, electronic funds transfer, management practices, and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities.

Statistical Information
-----------------------

  The following statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

                         INDEX                                                      Page
                         -----                                                      ----

Table 1       Selected Financial Data                                               5
Table 2       Average Balance Sheets, Net Interest Income and Rates                 6 and 7
Table 3       Changes in Net Interest Income Attributable to Rate and Volume        8
Table 4       Types of Investment Securities                                        9
Table 5       Securities Maturity Analysis                                          10
Table 6       Composition of the Loan Portfolio                                     11
Table 7       Maturity Schedule of Selected Loans                                   12
Table 8       Summary of Risk Elements                                              13
Table 9       Summary of Loan Loss Experience                                       14
Table 10      Allocation of Reserve for Loan Losses                                 15
Table 11      Deposits and Rates                                                    16
Table 12      Maturities of CDs in Excess of $100,000                               17
Table 13      Analysis of Liquid Assets                                             18
Table 14      Minimum Capital Requirements                                          19
Table 15      Financial Ratios                                                      20
Table 16      Short-Term Borrowings                                                 21
Table 17      Interest Sensitivity Analysis                                         22

                        Table 1-Selected Financial Data

  The following selected consolidated financial data is based upon the Corporation's audited financial
Statements and related notes and should be read in conjunction with such financial statements and notes.


                                                                  For the Years Ended December 31,
                                         ----------------------------------------------------------------------------
At Period End:                                    1999        1998          1997             1996            1995
                                                  ----        ----          ----             ----            ----

                                                                       (in thousands   except per share      Data)
Loans-net of unearned income
   and allowance for loan losses               $   74,527  $   65,065     $   49,015         $   37,006   $   28,405
Loans Held for Resale                                 ---         402          1,502                403          369

Allowance for loan loss                               769         755            576                503          299
Total assets                                      103,685      91,852         64,826             47,287       36,070
Deposits                                           93,343      82,295         56,435             40,725       32,622
Shareholders' equity                                9,445       8,790          7,711              5,890        2,678

Income Summary:
Interest income                                     8,315       6,876          4,882              3,789        2,940
Interest expense                                    3,482       2,959          1,943              1,614        1,252
                                               ----------  ----------     ----------         ----------   ----------
   Net interest income                              4,833       3,917          2,939              2,175        1,688
Provision for loan losses                             260         285            133                165          113
                                               ----------  ----------     ----------         ----------   ----------


Net interest income after
   provision for
   loan losses                                 $    4,573  $    3,632     $    2,806         $    2,010   $    1,575
Other income                                          860         819            587                430          281
Other expenses                                      3,758       3,193          2,583              1,746        1,435
                                               ----------  ----------     ----------         ----------   ----------
Income before income taxes                          1,675  $    1,258     $      810         $      694   $      421
Income taxes (benefits)                               564          78           (188)              (145)         - -
                                               ----------  ----------     ----------         ----------   ----------

   Net income                                  $    1,112  $    1,180     $      998         $      839   $      421
                                               ==========  ==========     ==========         ==========   ==========

Per Share Data: *
Book value at period ended                     $     4.62  $     4.26     $     3.75         $     3.16   $     2.05
Net income, basic                                    0.54        0.57           0.51               0.58          .35
Net income, assuming dilution                        0.53        0.56           0.50               0.58          .35
Cash dividends declared                           184,180     165,053        143,920            111,810           --
Average common shares outstanding               2,054,748   2,058,932      1,951,172          1,445,601    1,205,443

*Changed to reflect stock dividend in 1996.

         Table 2-Average Balance Sheets, Net Interest Income and Rates

  Table 2 illustrates average balances of total earning assets and total interest-bearing liabilities for 1999 and 1998 and shows the average distribution of assets, liabilities, shareholder's equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purpose of this table and other statistical disclosures were calculated by using the daily average balances.

                                                  December 31, 1999                        December 31, 1998
                                        ----------------------------------------  -----------------------------------
                                           Average         Earnings/      Yield/     Average     Earnings/   Yield/
Assets:                                 Balances (1)      Expense(3)       Rate    Balances (1)   Expense     Rate
-------                                 ------------      -----------      ----    ------------  ----------   ----
Interest Earning Assets

Loans, net of unearned discounts (2)    $ 73,406,447       $7,252,043        9.9%  $58,269,578   $6,063,709    10.4%
   Securities                              9,974,848          587,258        5.9%    6,257,989      381,331     6.1%
   Federal funds sold                      9,779,041          491,769        5.0%    7,991,882      430,995     5.4%
                                        ------------   --------------              -----------   ----------

Total interest earning assets           $ 93,160,336       $8,331,070        8.9%  $72,519,449   $6,876,035     9.5%
                                                       --------------                            ----------


Non-Interest Earning Assets
   Cash and due from banks                 5,530,765                                 4,364,755
   Bank premises and equipment             2,562,174                                 2,591,083
   Intangible assets                               0                                         0
   Other assets                            1,148,345                                 1,263,018
   Allowance for loan losses                (788,777)                                 (656,014)
                                        ------------                               -----------

Total assets                            $101,612,843                               $80,082,291
                                        ============                               ===========




                                                  December 31, 1999                   December 31, 1998
                                         ---------------------------------------  -----------------------------

                                            Average        Earnings/     Yield/     Average     Earnings/   Yield/
Liabilities and Shareholders' Equity      Balances(1)       Expense       Rate    Balances(1)    Expense     Rate
---------------------------------------  -------------  ---------------  -------  ------------  ----------  -------
Liabilities
   Interest-bearing deposits             $ 78,800,817        $3,464,415     4.4%  $61,155,144   $2,938,214     4.8%
   Federal funds purchased                          0                 0     0.0%            0            0     0.0%
   Capital lease payable                      220,925            17,808     8.1%      259,020       20,341     7.9%
                                         ------------   ---------------           -----------   ----------

Total interest-bearing liabilities       $ 79,021,742        $3,482,223     4.4%  $61,414,164   $2,958,555     4.8%
                                                        ---------------                         ----------

   Non-Interest Bearing Liabilities:
    Liabilities:
      Demand deposits                      12,984,167                               9,958,661
      Other liabilities                       493,303                                 296,639
                                         ------------                             -----------
   Total liabilities                     $ 92,499,212                             $71,669,464
   Shareholders' equity                     9,113,631                               8,412,827
                                         ------------                             -----------

Total liabilities and shareholders'
 equity                                  $101,612,843                             $80,082,291
                                         ============                             ===========

Net Interest Earnings                                        $4,848,847                          3,917,480
                                                        ===============                         ==========

Net Interest Yield on Earnings Assets                                       5.2%                               5.4%
                                                                         ======                             ======



(1) Average balances are calculated using daily balances for each category in 1998 & 1999.

(2) Non-accrual loans are included in the average balance of this category

(3) Amounts are shown on a tax equivalent basis.

      Table 3-Changes in Net Interest Income Attributable to Rate & Volume

                                                     December 31,                         December 31,
                                                     1999 vs 1998                        1998 vs 1997
                                       ----------------------------------------   --------------------------------

                                            Due To     Change In                  Due To     Change In
Interest Earned On:                         Volume        Rate        Total       Volume        Rate        Total
                                          -----------  ----------  -----------  -----------  ----------  -----------
     Loans                                $1,458,209   ($269,875)  $1,188,334   $1,587,785    ($83,441)  $1,504,344
     Securities                              217,959     (12,032)     205,927      199,145     (11,259)     187,886
     Federal Funds Sold                       90,877     (30,103)      60,774      298,691       2,460      301,151
                                          ----------   ---------   ----------   ----------    --------   ----------

Total interest earned on interest
      Bearing assets                      $1,767,045   ($312,010)  $1,455,035   $2,085,621    ($92,240)  $1,993,381
                                          ----------   ---------   ----------   ----------    --------   ----------

Interest Paid On:
     Interest-bearing deposits            $  739,889   ($213,688)  $  526,201   $1,059,500    ($39,385)  $1,020,115
     Federal funds purchased                       0           0            0         (673)          0         (673)
     Capital lease payable                    (3,060)        527       (2,533)      (3,369)       (927)      (4,296)
                                          ----------   ---------   ----------   ----------    --------   ----------

Total interest paid on interest-bearing
     liabilities                          $  736,829   ($213,161)  $  523,668   $1,055,458    ($40,312)  $1,015,146
                                          ----------   ---------   ----------   ----------    --------   ----------

Net interest income                       $1,030,216    ($98,849)  $  931,367   $1,030,163    ($51,928)  $  978,235
                                          ==========   =========   ==========   ==========    ========   ==========


                     Table 4-Types of Investment Securities

Table 4 summarizes the book value of securities for the two years ending December 31, 1999 and 1998.


                                       Table 4-Book Value of Securities Available for Sale
                                       ---------------------------------------------------


                                                       For the Years Ended
                                                           December 31,
                                        ---------------------------------------------
                                             1999                             1998
                                        ------------                       ----------

U.S Treasury securities and
     obligations of U.S. government
     agencies and corporations          $  3,944,510                     $  4,460,218
Obligations of state & political
     subdivisions                            540,132                                0
Mortgage-backed securities                    15,765                           21,555
Other securities                         .   580,350                          479,800
                                          ----------                       ----------
                                          $5,080,757                       $4,961,573
                                          ==========                       ==========



                              Table 4-Book Value of Securities Held to Maturity
                              -------------------------------------------------


                                           For the Years Ended
                                                December 31,
                                    -------------------------------------
                                             1999           1998
                                          ----------     ----------
U.S. Treasury securities and
     obligations of U.S. government
     agencies and corporations          $  4,687,181   $  4,899,237
Obligations of state and political
     subdivisions.                           959,610        100,840
                                          ----------     ----------
                                          $5,646,791     $5,000,077
                                          ==========     ==========


  At December 31, 1999, the securities book value was $10,727,548 and the market value was $10,564,216, compared to December 31, 1998 values of $9,961,650 and $10,002,374, respectively. As of December 31, 1999, there were no obligations by any one issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. Agencies and Corporations, which in the aggregate exceeded 10% of stockholders' equity.

                      Table 5-Securities Maturity Analysis

Table 5 sets forth the maturity of distribution and weighted average yields of the securities portfolio at December 31, 1999. The weighted average yields are calculated on the book value of the portfolio and on securities interest income adjusted for amortization of premium and accretion of discount.

                                                                         December 31, 1999
                                                 -------------------------------------------------------------------------
                                                                                                After One But
                                                       Within One Year                         Within Five Years
                                                 ---------------------------   --------------------------------------------
                                                      Amount       Yield                Amount              Yield
                                                 --------------------------     -------------------------------------------
U.S. Treasury securities and obligations
   of U.S. government agencies and
   corporations.                                    $450,235       5.19%             $5,856,470               5.73%
Obligations of state & political subdivisions              0       0.00%                553,508               6.61%
Mortgage-backed securities                                 0       0.00%                 15,765               8.72%
Other securities                                           0       0.00%                      0               0.00%
                                                  ----------       ----            -------------             -------
  Total                                             $450,235       5.19%             $6,425,743               5.81%
                                                  ==========       ====            =============             =======




                                                                                   December 31, 1999
                                                 ------------------------------------------------------------------------------
                                                        After Five But
                                                       Within Ten Years                          After  Ten  Years
                                                 -------------------------------------------------------------------------------
                                                      Amount        Yield                      Amount               Yield
                                                 ----------------------------     ----------------------------------------------
U.S. Treasury securities and obligations
  Of U.S. government agencies and
  corporations.                                    $2,323,460       5.97%                  $        0                0.00%
Obligations of state & political subdivisions         901,044       6.03%                      46,716                4.62%
Mortgage-backed securities                                  0       0.00%                           0                0.00%
Other securities                                            0       0.00%                     580,350                6.33%
                                                   ----------       ----                  -----------              ------
 Total                                             $3,224,504       5.99%                  $  627,066                6.20%
                                                   ==========       ====                  ===========              ======


                   Table 6-Composition of the Loan Portfolio

The following table summarizes the composition of the loan portfolio at December 31, 1999 and 1998.



                                                                                  December 31,
                                                                      --------------------------------------
                                                                        1999                      1998
                                                                       -------                   ------
Loans secured by real estate:                                                    (In Thousands)
     Construction and land development                                 $10,649                   $8,900
     Secured by farmland                                                   744                      733
     Secured by 1-4 family residential                                  16,717                   13,773
     Multi-family residential                                            2,349                    1,379
     Nonfarm, nonresidential loans                                      12,038                    5,168
Loans to farmers (except those secured by real estate)                     220                      218
Commercial and industrial loans (except those secured by
 real estate)                                                           19,041                   21,126
Loans to individuals (except those secured by real estate)              13,311                   15,468
All other loans                                                            557                      100
                                                                       -------                  -------
                                                                       $75,626                  $66,865
Less:
   Unearned income                                                         330                    1,045
   Allowance for loan losses                                               769                      755
                                                                       -------                  -------
                                                                       $74,527                  $65,065
                                                                       =======                  =======


The Corporation had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 1999 or 1998.

There were no categories of loans that exceeded 10% of outstanding loans as of December 31, 1999, which were not disclosed in Table 6.

In the normal course of business, the corporation makes various commitments and incurs certain contingent liabilities which are disclosed but not reflected in the accompanying financial statements. At December 31, 1999, commitments for standby letters of credit totaled $1,432,380 and commitments to extend credit totaled $13,467,000. At December 31 1998, commitments for standby letter of credit totaled $851,449 and commitments to extend credit totaled $8,909,000.

                  Table 7- Maturity Schedule of Selected Loans

The table below presents the maturities of selected loans outstanding at December 31, 1999.

                                                                After One
                                                 Within         But Within          After
                                                One Year        Five Years       Five Years          Total
                                                --------        ----------       ----------          -----
Commercial:                                    13,041,442       21,836,210        5,496,494       40,374,146
Real estate-construction                        6,211,881        1,915,717        1,631,385        9,758,983
                                              -----------      -----------       ----------      -----------
                                              $19,253,323      $23,751,927       $7,127,879      $50,133,129
                                              ===========      ===========       ==========      ===========

Interest sensitivity on such loans
  maturing after one year:

     Fixed                                                                                       $26,456,121
     Variable                                                                                     $4,423,685
                                                                                                  ----------
        Total                                                                                    $30,879,806
                                                                                                 ===========






                       Table 8 - Summary of Risk Elements


     The following table details information concerning non-accrual, past due and restructured loans as of December 31 for each of the years indicated:


                                                           December 31,
                                                  -------------------------
                                                  1999                1998
                                                  ----                ----

Non-accrual loans                               $40,541            $233,200
Loans past due 90 days or more and
  still accruing interest                        19,862             191,977
Restructured loans                                  - -                 - -
                                                -------            --------
                                                $60,403            $425,177
                                                =======            ========


     The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are placed on nonaccrual at an earlier date or charged off if collection of principal or interest is considered doubtful.

     All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     Non-accrual loans at December 31, 1999 were $40,541, compared to $233,200 for 1998. Approximately $2,934 of interest income would have been recorded if interest had been accrued in 1999.

     As of December 31, 1999, the Corporation had a total of $60,403 in non-accrual, 90 days past due and still accruing interest, and restructured loans, compared to $425,177 in 1998. This was a decrease of $364,774 or 85.79%.

      On December 31 1999, the Corporation had $40,541 in non-accrual loans, which consist of $27,109 in installment loans, $500 in commercial loans, and $12,932 in mortgage loans. The $19,862 in 90 days past due and still accruing interest consists of $16,589 in installment loans, and $3,273 in credit cards.

As of December 31, 1999 the Corporation had no loans in addition to the past due and non-accrual loans mentioned above that are considered to be potential problem loans.

The Corporation's management and Board of Directors have reviewed the asset quality of the Bank's loan portfolio and the Bank's loan loss reserve and have found it to be adequate.

                    Table 9 - Summary of Loan Loss Experience


                                                    1999                1998
                                                    ----                ----

Balance, beginning of period                    $754,597            $576,497
Less Charge-off's:
         Commercial                              153,699              28,735
         Real estate-mortgage                     29,091                   0
         Real estate-construction                 18,960                   0
         Installment loans to individuals         70,942             122,376
                                                --------            --------
                          Total                 $272,692            $151,111
                                                --------            --------

Plus Recoveries:
         Commercial                               $1,816             $11,925
         Real estate-mortgage                          0              20,368
         Real estate-construction                  2,334                   0
          Installment loans to individuals        23,355              11,918
                                                  ------              ------
                           Total                 $27,505             $44,211
                                                 -------             -------

Additions charged to operating expense          $260,000            $285,000
                                                --------            --------

Balance, end of period                          $769,410            $754,597
                                                ========            ========

Ratio of net charge-offs during the period
    to average loans outstanding during the
    period.                                        0.33%               0.18%


     The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors including changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the assessment of problem loans and an analysis of anticipated economic condition in the market area. An analysis of the allowance for loan losses, including charge-off activity, is presented above for the years ended December 31, 1999 and 1998.




              Table 10 - Allocation of the Reserve for Loan Losses

     The following table reflects management's allocation of the reserve for loan losses for the years ended December 31, 1999 and 1998.




                                                               December 31, 1999           December 31, 1998
                                                           -------------------------   ------------------------
                                                                         % of Loans                  % of Loans
                                                                             to                          to
                                                            Amount       Total Loans     Amount      Total Loans
                                                            ------       -----------     ------      -----------
Loans secured by real estate:
     Construction and land development                     $ 30,776        14.1%       $ 30,561        13.3%
     Secured by farmland                                      7,219        00.9%          7,169        01.1%
     Secured by 1-4 family residential                       18,388        22.2%         15,092        20.6%
     Multi-family residential                                24,062        03.1%         24,373        02.1%
     Nonfarm, nonresidential loans                          280,314        15.9%        285,426        07.7%
Loans to farmers (except those secured by real
  estate)                                                     2,647        00.3%          2,566        00.3%
Commercial and industrial loans (except secured
  by R/E)                                                   323,418        25.2%        329,042        31.6%
Loans to individuals (except those secured by
  real estate)                                               76,410        17.6%         55,840        23.1%
All other loans                                               6,176        00.7%          4,528        00.2%
                                                           --------       ------       --------        -----
                                                           $769,410       100.0%       $754,597         100%
                                                           ========       ======       ========        =====

                          Table 11 - Deposits and Rates

      The following table details the average amount of, and the average rate paid on the following primary deposit categories for the years ended December 31, 1999 and 1998.


                                                    December 31, 1999              December 31, 1998
                                                -------------------------      --------------------------
                                                Average          Average        Average         Average
                                                Balance           Rate          Balance           Rate
                                                -------           ----          -------           ----
Non-interest bearing:
    Demand deposits                            $12,984,167                    $ 9,958,661
                                               -----------                     ----------
Interest-bearing:
    Demand deposits                            $19,276,178        2.9%        $13,868,025          3.3%
    Savings deposits                             9,457,893        3.0%          7,326,658          3.0%
     Time deposits                              50,066,746        5.2%         39,960,461          5.7%
                                               -----------                     ----------

                                               $78,800,817        4.4%         $61,155,144          4.8%
                                               -----------                    -----------

                                               $91,784,984                    $71,113,805
                                               ===========                    ===========


     The  Corporation  primarily  uses deposits to fund its loans and investment
securities. The  Corporation  offers   individuals  and   small-to-medium-size
businesses a variety of deposit accounts. Deposit accounts, including checking, savings, money markets and certificates of deposit, are obtained primarily form the communities which the Corporation services.





   Table 12 - Maturities of CDs and Other Time Deposits in Excess of $100,000


     The following is a summary of the maturity distribution of cerificates of deposit and other time deposits in amounts of $100,000 or more as of December 31, 1999.

                                                 Amount              Percent
                                                 ------              -------

Three months or less                           $  474,214               5.0%
Over three-six months                           1,415,178              15.1%
Over six-twelve months                          2,754,262              29.3%
Over twelve months                              4,749,373              50.6%
                                               ---------              -----
     Total                                     $9,393,027             100.0%
                                               ==========             ======


     Certificates of deposit in the amounts of $100,000 or more were $9,393,027 at December 31, 1999. This represents 18.6% of the total certificates of deposit balance of $50,398,868 at December 31, 1999. The Corporation does not solicit such deposits. Further the Corporation does not aggressively bid for public funds deposits in large denominations, as such deposits may require a pledging of investment securities.

     The Corporation competes with the major regional financial institutions for money market accounts and certificates of deposits less than $100,000. While the Corporation is competitive with its interest rates, using a tiered rate system to increase individual account balances, the Corporation has found that it can continue to maintain a higher interest margin than its peers by matching loan maturities with certificate maturities and setting loan rates based on the Corporation's cost of funds.

                      Table 13 - Analysis of Liquid Assets

     Liquidity is a measure of the Corporation's ability to generate sufficient cash to meet present and future obligations in a timely manner. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Corporation. The Corporation's ability to fund these daily commitments at December 31, 1999 and 1998 is illustrated in the table below:



                                                        December 31,
                                                  1999               1998
                                                  ----               ----

Liquid Assets:
   Cash and due from banks                      $8,011,673         $4,533,428
   Federal funds sold                            6,616,000          8,281,000
   Liquid securities                             5,329,742          5,211,808
   Loans maturing in one year or less           22,238,644         20,733,615
                                                ----------         ----------
        Total liquid assets                    $42,196,059        $38,759,851
                                               ===========        ===========

Total deposits and other liabilities           $94,239,997        $83,061,556
                                               ===========        ===========
Ratio of liquid assets to deposits
   and other liabilities                             44.8%              46.7%
                                               ===========        ===========


     The high loan to deposit ratio (80.6%) as of December 31, 1999 has provided the opportunity for the Corporation to achieve a high return on its deposits. For the year ended December 31, 1999, the Corporation experienced a return on assets of 1.09% and a net interest margin of 5.2%.

      The source of new funds is strong for both long-term and short-term duration. The growth in deposits was $11.0 million 13.4% during 1999. The Corporation also has access to overnight federal funds from correspondent banks totaling up to $5.7 million. In addition, The Corporation has established borrowing limits through the Federal Reserve Bank's discount window for $2.2 million. Management believes that the opportunity for the sale of loans on the market is good. The Corporation's loan portfolio contains loans of high yields and it enjoys a recent history of low loan charge-offs.





                     Table 14 - Minimum Capital Requirements


The following table indicates the Federal Reserve's minimum capital requirements and the Corporation's ability to reach such minimum capital requirements for the periods indicated.


                                                         December 31,
                                                   1999              1998
                                                   ----              ----
Minimum capital requirements set by
  the Federal Reserve:
        Tier 1 risk-based capital ratio            4.00%             4.00%
        Total risk-based capital ratio             8.00%             8.00%
Actual capital ratios of the Corporation:
        Tier 1 risk-based capital ratio           12.31%            12.79%
        Total risk-based capital ratio            13.30%            13.89%


          On August 1, 1990, the Federal Reserve issued transitional capital adequacy guidelines. These guidelines took effect September 7, 1990. The new capital standards require an institution to meet two separate minimum capital requirements: (1) a core capital (consisting of stated capital, capital surplus and retained earnings) requirement equal to 4% of risk-weighted assets and (2) a total capital risk-based capital requirement applied to risk weighted assets equal to 8%. The risk based capital requirement includes off-balance sheet items. Under the risk-based capital requirement, assets are assigned a credit risk weighting based upon their relative risk ranging from 0% for assets that are backed by the full faith and credit of United States or that pose no credit risk to the Bank to 100% for assets such as delinquent or repossessed assets.

      As indicated in Table 14 above, at December 31, 1999 and December 31, 1998, the Corporation met the Federal Reserve's minimum capital requirements.

                           Table 15 - Financial Ratios

     The  following  table  summarizes   ratios  considered  to  be  significant
indicators of the Corporation's profitability and financial condition for the years ended December 31, 1999 and 1998.


                                               For the Years Ending
                                                   December 31,
                                              ---------------------
                                               1999           1998
                                               ----           ----

Return on average assets
   (Net income/average total assets)           1.09%         1.47%
                                               =====         =====

Return on average equity
    (Net income/average equity)               12.20%        14.03%
                                              ======        ======

Dividends payment ratio
     (Dividends declared/
         Net income)                          16.57%        13.98%
                                              ======        ======

Average equity to average asset ratio          8.97%        10.51%
                                              ======        ======




                        Table 16 - Short-Term Borrowings

      The Corporation had no short-term borrowings with an average balance outstanding of more than 30% of stockholders' equity for the years ended December 31, 1999 and 1998.






                    Table 17 - Interest Sensitivity Analysis




                                                                 December 31, 1999
                                                                 -----------------
                                                                   (In Thousands)
                                                      90 DAYS                        OVER
                                      1-90 DAYS      To 1 YEAR      1-5 YEARS       5 YEARS        TOTAL
                                      ---------      ---------      ---------       -------        -----

Earning Assets:
    Loans                              $15,342        $10,192        $43,537        $ 6,225       $75,296
    Investment Securities                    0            450          6,410          3,868        10,728
    Fed Funds Sold                       6,616              0              0              0         6,616
                                       -------        -------        -------        -------       -------

    Total Earning Assets               $21,958        $10,642        $49,947        $10,093       $92,640
                                       -------        -------        -------        -------       -------

Interest-Bearing Liabilities:
    Interest Checking                       $0             $0        $10,435        $     0       $10,435
    Regular Savings                          0              0          9,661              0         9,661
    Money Market Savings                 9,907              0              0              0         9,907
    Certificate of Deposit:                  0              0              0              0             0
      $100,000 and Over                    474          4,169          4,750              0         9,393
      $100,000 and Under                 5,810         20,376         14,820              0        41,006
                                       -------        -------         ------         ------        ------

  Total Interest-Bearing               $16,191        $24,545        $39,666        $     0       $80,402
                                       -------        -------        -------         ------       =======
Liabilities

Period GAP                               5,767       (13,903)         10,281         10,093
                                        ======       ========         ======         ======

Cumulative Gap                           5,767        (8,136)          2,145         12,238
                                        ======        =======          =====         ======

Cumulative GAP/Earn Assets               6.23%        (8.78%)          2.32%         13.21%
                                         =====        =======          =====         ======




     The present interest rate sensitivity position of the Corporation reflects a favorable impact upon earnings in the event of rising interest rates. A rate increase of as much as 200 basis points could have no impact on net interest income in the first year. Conversely, a decrease in the rate structure of 200 basis points could have a negative impact on net interest income of approximately 0.9%. The current earning assets and deposit structure of the Corporation suggest that these trends in changes in net interest income would continue beyond 2000 given a rate change of this magnitude.

Item 2. Description of Properties

     The Marathon Bank office is located at 4095 Valley Pike, Winchester, Virginia. On December 31, 1993, the Marathon Land Trust executed a deed and transferred the office to The Marathon Bank. This property is owned free of encumbrances.

     On August 12, 1993, the Bank opened its Warren County Branch at 300 Warren Avenue in Post Office Plaza, Front Royal, Warren County, Virginia. On July 1, 1996 the Bank entered into a new lease with Post Office Plaza, L.C. for the new branch facility in Front Royal. The terms of the lease include a monthly rent of $3,846 for the first five years and adjusted annually afterward. The lease term is twenty years with the option to renew for two additional five-year terms.

     On February 13, 1995, the Bank opened its Winchester Branch at 1041 Berryville Avenue in the City of Winchester, Virginia. The Bank executed a lease on October 1, 1994, for five years with a monthly lease payment of $1,000. The Bank has two five-year options to extend this lease.

     On June 18, 1997, the Bank opened a second Winchester Branch at 1447 North Frederick Pike, Winchester, Virginia. The Bank entered into a lease on January 13, 1997, with a termination date of December 31, 2006. The Bank has two five-year options to extend the lease. The monthly lease payment is $2,500.

On September 22, 1997, the Bank opened its Shenandoah County Branch at 1014 South Main Street, Woodstock, Virginia. A new lease was executed by the Bank on September 1, 1997, for five years with a monthly lease payment of $800 per month through the third year, $900 per month for the fourth year and $1,000 per month for the fifth year. The Bank has two five-year options to extend that lease.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter fiscal year covered by this report to a vote of security holders of the Corporation through a solicitation of proxies or otherwise.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Corporation's common stock is listed on the NASDAQ Small Cap Market under the symbol MFCV. Prior to the common stock's listing on NASDAQ on October 3, 1996, there were occasional transactions in the stock and management assisted in matching persons interested in buying or selling the stock. For the Quarter ending December 31, 1996, the high and low bid prices of the common stock on NASDAQ were $5.00 and $3.88, respectively. During 1997 warrants totaling 192,488 were exercised for the same number of shares of common stock at a price of $5.00 per share. For the year of 1997, the low bid price was $4.75 on January 3, and the high bid price was $10.00 per share on December 8. During 1998 stock options totaling 7,203 were exercised for an equal number of shares of common stock at prices ranging from $5.00 to $8.1875 per share. For the year of 1998, the low bid price for the stock was $6.50 on October 13 and the high bid price as $9.75 on January 8. The low bid during the year 1999 was $6.00 on September 2 and the high bid was $7.8 on January 19. During 1999, stock options were exercised for 500 shares for $2,500 and the Corporation repurchased 17,245 shares of common stock for $117,780. This bid information reflects inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

     At December 31, 1999, the Corporation had approximately 1,050 stockholders of record.

     Under state law, without the consent of the Virginia Bureau of Financial Institutions, the Corporation may not pay dividends until it has restored any deficit in its capital funds as originally paid in. Dividends from the Bank serve as the primary funding to the Corporation for dividend payment. The Corporation declared a $.09 per share cash dividend to stockholders of record as of December 31, 1999, to be paid in January of 2000. Cash dividends of $.08 per share, declared in 1998, were paid in January of 1999.

 Item 6.  Management's Discussion and Analysis or Plan of Operations

Marathon Financial Corporation is the holding company for The Marathon Bank. The following discussion and analysis of the financial condition and results of operations of the Corporation for the years ending December 31, 1999, 1998, and 1997 should be read in conjunction with the consolidated financial statements and related notes included as Exhibit 99.1 in this Form 10-KSB. In addition to the historical information, the following discussion, as well as other information appearing throughout this report may contain forward looking statements that are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Although the Corporation believes that any forward looking statements are based upon sound assumptions within the limits of the knowledge of its operations and the existing economic conditions, there is no certainty that future results will not differ materially from historical results or those anticipated by forward looking statements.

Overview
     The Corporation's assets grew at a 12.9% pace, ending the year at $103.7 million. This growth was primarily due to a 14.5% increase in net loans with a balance of $74.5 million at year-end. The loan growth was funded by a 13.4% increase in deposits. The deposit balance of $93.3 million at year-end consisted of a mix of 13.9% non-interest bearing and 86.1% interest bearing funds. The net income for the year was $1,111,592 a decline of 5.8% from the $1,180,311 in 1998. The net income in 1997 was $998,362. The decrease in 1999 was a direct result of the elimination of a net loss carry-forward from prior years. Marathon Financial Corporation had an income tax expense of $563,676 for 1999 as compared to $77,596 during 1998 and a $187,734 tax credit in 1997. Income before taxes totaled $1,675,268 for 1999, an increase of 33.2% over 1998. In 1998, income before taxes amounted to $1,257,907 and $810,628 in 1997. Basic earnings per share were $.54 on average shares outstanding as compared to $.57 and $.51 in 1998 and 1997 respectively.

Results of Operations
     The return on average assets was 1.09% as compared to 1.47% and 1.86% for 1998 and 1997 respectively. Return on average equity was 12.20% as compared to 14.03% in 1998 and 14.99% in 1997. A narrowing of the net interest margin, which is calculated by dividing the average earning assets into the net interest income, and the increase in income tax expense are the underlying reasons for the decreases in R.O.A. and R.O.E. The net interest margin for 1999 was 5.2%, a decline from 5.4% in 1998 and 6.1% in 1997. The decrease in market rates is the primary factor for this decline.

     Earning assets, which consists mainly of loans, securities and federal funds sold totaled $92.6 million at year-end. This represents a 9.7% increase from 1998 and is primarily the reason that the net interest income of $4.833 million for 1999 increased by 23.4% over the previous year. The largest increase in earning assets occurred in the loan area with an annual growth rate of 14.4% to $75.3 million gross. The total increase in the loan portfolio was $9.5 million for 1999. Commercial loans decreased 9.9%, real estate construction grew 19.7%, real estate mortgage had a 51.3% rate of growth while consumer loans experienced a decline of 13.9%. This overall growth in loans is indicative of the continued strength of the economy within the Bank's service area. This economy is expected to remain strong well into 2000.

     The reserve for loan losses provides for potential losses inherent in the loan portfolio. Management considers the Bank's loss experience, size of the loan portfolio, value of collateral and guarantors, non-performing loans and economic conditions both current and anticipated when performing an analysis on the entire portfolio to estimate the provision. Using these criteria, management expensed $260,000 to the reserve for loan losses during 1999, bringing the year-end balance to $769,410 or 1.02% of total loans. The net charge offs for loan losses in 1999 was $245,187 for a ratio to average loans of 0.33%. In 1998 the bank contributed $285,000 to the reserve, ending the year with a balance of $754,597 or 1.14% of total loans. The Bank experienced a $106,900 net charge off for loan losses, for a ratio to average loans of .18% for 1998. Management believes that the present level of reserve for loan losses is adequate to cover any potential losses in the loan portfolio.

     The major component of the Corporation's net earnings is net interest income which is the excess of interest income earned on earning assets over the interest expense paid for sources of funds. Net interest income is affected by changes in volume, resulting from growth and variations in balance sheet composition, as well as fluctuations in interest rates and maturities of source and uses of funds. Management seeks to maximize net interest income by managing the balance sheet and determining the optimal product mix with respect to yields on assets and costs of funds in light of projected economic conditions while maintaining an acceptable level of risk.

     Interest  income  totaled  $8,315,492,  $6,876,035,  and $4,882,654 for the years ending December 31, 1999, 1998, and 1997, respectively. This represents an increase of $1,439,457 or 20.9% in 1999 and $1,993,381 or 40.8% in 1998.
Interest expense totaled $3,482,223, $2,958,555, and $1,943,409,for the years ending December 31, 1999, 1998, and 1997, respectively. This is an increase of $523,668 or 17.7% in 1999 and $1,015,146 or 52.2% in 1998.

     Net interest income, before provision for loan losses, was $4,833,269 for the year ending December 31, 1999, up $915,789 or 23.4% over the $3,917,480 reported for the same period in 1998. In 1998, net interest income before provisions for loan losses, increased $978,235 or 33.3% from $2,939,245 in 1997. The growth in net interest income is due mainly to the strong economy within the Corporation's trade area. The demand for all types of loans is strong with an increase in the loan portfolio of $9.5 million for 1999. The demand for loans continues to be fueled by new businesses locating within the trade area. This growth has resulted in the unemployment level falling to record lows and an increase in the area's population, thereby creating a growing source of deposits. As of 1999 year-end, non-interest bearing-demand deposits had grown by 21.2% to $12.9 million, savings and interest bearing demand deposits had increased by 24.3% to $30.0 million and time deposits had shown a 6.1% growth to $50.4 million. The deposit mix of $93.3 million was virtually unchanged from the previous year with interest bearing deposits decreasing by 0.9% to 86.1% of total deposits.

Non-interest Income
     The Bank's non-interest income is derived chiefly form service charges on deposit accounts and commissions and fees from bank services. During 1999 the non-interest income totaled $859,549 or a 5.00% increase over the $818,642 earned in 1998. The rate of growth in 1998 was 39.4% based on non-interest income of $587,179 received in 1997. This growth is a result of the increase in the amount of service charges assessed on deposit accounts. The bank has experienced a large increase in the number of deposit accounts and volume of activity during the last two years.

Non-interest Expenses
     Non-interest expense consists of salaries and employee benefits, occupancy expenses, furniture and equipment and other operating expenses. The Bank's non-interest expense for 1999 totaled $3,757,550 or an increase of 17.7% over the total for 1998 of $3,193,215. The amount for 1998 was 23.6% greater than the $2,582,796 non-interest expense for 1997. The reduction in the growth rate of these expenses is a result of the Bank's increased efficiency in the use of its personnel and facilities. The efficiency ratio for the Bank during 1999 was 65.8%, a decrease from 67.4% in 1998 and 73.2% in 1997. A large portion of the expenses relating to the Y2K issue was charged to this category.

Income Tax
     Under the provisions of the Internal Revenue Code, the Corporation had available in prior years an operating loss carryforward which was sufficient to offset any taxable income. However, the carryforwards were completely eliminated against taxable income during 1999. With the elimination of the carryforwards, the Bank expensed $563,677 in income taxes for the year. This is a 626.4% increase over the $77,596 income tax expense in 1998. A detailed discussion of the Corporation's tax calculation is contained in Note 7 to the Consolidated Financial Statement.

Asset Quality
     Based upon its review and analysis which considers economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors, management believes that the Bank has sufficient reserves to cover projected losses that may occur in the total loan portfolio.

Non-performing Assets
     Non-performing assets include other real estate owned and loans on which payment has been delinquent 90 days or more and for which there is a risk of loss to either principal or interest. Other real estate owned represents real property taken by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Non-accrual loans amounted to $40,541 at year-end, representing 0.05% of net loans. This is a decrease from 1998 non-accruals which were $233,200, or 0.36% of the net loans. At the end of 1999 the bank had two parcels of real estate considered to be non-performing assets with a total balance of $183,218 as compared to $18,123 for one parcel at 1998 year-end. Of the two remaining parcels, one has been leased with an option to buy. The value of that property is $165,095.

Loan Portfolio
     The Bank's lending activities are is principal source of income. The Bank's loan portfolio is comprised of commercial loans, real estate mortgage loans, real estate construction loans and consumer loans. The primary markets in which the Bank makes loans are Frederick County, the City of Winchester, Warren County, the Town of Front Royal, Shenandoah County and the Town of Woodstock, all located with in the state of Virginia. The major portion the loan portfolio is secured by real estate.


Securities
     Securities are classified as either securities available for sale or securities held to maturity in accordance to FAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities". The book value of the securities included in securities available for sale was $5.278 million at

December 31, 1999 and $4.921 million at December 31, 1998. The book value for the securities included in held to maturity was $5.647 million at December 31, 1999 and $5.000 million at December 31, 1998. The increase in both categories of securities was a result of the growth in funds received from deposits. The bank does not trade in derivatives and has no plan to do so in the future.

      For financial statement reporting purposes, securities available for sale are reported at fair market value as of the statement date. The fair value for these securities at 1999 year-end was $197,110 less than the book value. However this unrealized loss is excluded form earnings and is reported net of tax as a separate item of shareholders' equity.

Deposits
     The Bank experienced growth in the three major components of deposits. As of 1999 year-end, non-interest bearing demand deposits had grown by 21.2% to $12.9 million, savings and interest-bearing demand deposits had increased by 24.3% to $30.0 million and time deposits had experienced a 6.1% growth to $50.4 million. The deposit mix of $93.3 million changed slightly with non-interest bearing demand deposits increasing by 0.9% to 13.9% if total deposits. Savings and interest-bearing demand deposits grew form 29.3% in 1998 to 32.1% of total deposits in 1999. Time deposits dropped by 3.7% to 54.0% of total deposits at the end of 1999.

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

     In assessing liquidity, management gives consideration to many relevant factors including stability of deposits, quality of assets, economy of markets served, concentration business and industry, competition and the Corporation's overall financial condition.

     The Bank's management believes that the level of liquidity maintained by the bank is sufficient to satisfy it depositors' requirements and to meet its customers' credit needs. Sources of liquidity include cash and due from banks, Federal funds sold, available for sale bond securities, held for maturity securities maturing within one year or less and loans maturing within one year. At December 31, 1999, the Bank maintained $42.2 million in liquidity reserves or 77.6% of current liabilities due within one year or less. For the year 1998, liquidity reserves were $38.8 million or 77.6% of current liabilities.

     The Corporation's primary sources of liquidity are cash, due from banks, US Treasury securities, US Agency securities and other short-term investments including Federal Funds sold and the sale of loans.


Capital Adequacy
     Total stockholders equity on December 31, 1999 was $9,445,181 an increase of $655,068 or 7.5% from $8,790,113 in 1998. The Corporation's primary capital-to-asset ratio was 9.1% in 1999 versus 9.6% in 1998. The bank depends primarily upon earnings to maintain a strong capital base. During 1999, earnings less dividends increased retained earnings by $927,412. These transactions reduced the retained earnings deficit of $1,149,567 as of December 31, 1998 to a deficit of $222,155 at December 31, 1999.

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

Year 2000 Issue
     The Year 2000 issue involved the risk that computer programs and computer systems might not be able to perform without interruption into the Year 2000. If computer systems failed to correctly recognize the date change from December 31, 1999, to January 1, 2000, computer applications that rely on the date field could have failed or created erroneous results. Such erroneous results would have affected interest payments or due dates and would have caused the temporary inability to process transactions and to engage in ordinary business activities. The Bank's computer programs and computer systems did not fail and all systems performed in a normal manner. The Corporation will continue to monitor the systems for potential Y2K related problems. However, management does not anticipate any future disruptions regarding Y2K. Including the cost of equipment purchased for becoming Y2K compliant, the Bank spent approximately $230,000 related to the assessment of and efforts in connection with the Year 2000 issue.


Recent Accounting Pronouncements
     In June 1998, the FASB issue Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was originally required to be adopted in years beginning after June 15, 1999. Statement No. 137, issued in June 1999, subsequently amended the effective date of Statement No. 133 to years beginning after June 15, 2000. Statement No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Bank has not determined whether to adopt the new statement early. This Statement will require the Bank to recognize all derivatives on the balance sheet at fair value. Because the Bank does not currently employ such derivative instruments and does not intend to do so in the future, management does not anticipate that the adoption of the new Statement will have any effect on the Bank's earnings or financial position.





Item 7.  Financial Statements

         Financial Statements are included in this Form 10-KSB as Exhibit 99.1

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

           Part III

     The information required by Items 9, 10, 11 and 12 of Part III has been incorporated herein by reference to the Corporation's 2000 Proxy Statement as set forth below in accordance with General Instruction E.3 of Form 10-KSB.

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Information relating to directors and executive officers of the Company is set forth in the sections entitled "Election of Directors", "Nominees" and "Continuing Directors" of the 2000 Proxy Statement and is incorporated herein by reference.

     Information relating to compliance with Section 16(a) of the Exchange Act is set forth in the section entitled Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference.

Item 10.  Executive Compensation

     Information regarding compensation of officers and directors is set forth in the sections entitled "Executive Compensation", "Employment Contracts, Termination of Employment and Changes in Control Arrangements" and "Directors' Compensation" in the 2000 Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     Information concerning the security ownership of certain beneficial owners and management is set forth in the section entitled "Nominees", "Continuing Directors" and "Security Ownership of Certain Beneficial Owners" in the 2000 Proxy Statement and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is set forth in the section entitled "Transactions with Management and Board of Directors" in the 2000 Proxy Statement and is incorporated herein by reference.

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

        Exhibit 10.5 Lease between The Marathon Bank and the Lessors, Keith R. Lantz and Mary G. Lantz for land upon which the Bank has placed a double-wide modular unit to house the branch office at 1014 Main Street, Woodstock, Virginia, and is in the process of constructing a permanent facility ion the same lot, incorporated by reference herein by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-18868).

    11. Statement re: Computation of Per Share Earnings

    13. Annual Report to stockholders, filed herewith.

    16. Not applicable

    18. Not applicable

    21. Subsidiary of Marathon Financial Corporation, incorporated herein by reference as Exhibit 21 to the Corporation's Registration Statement on Form S-1 filed July 26, 1996 (File No 333-08995)

    22. None.

    23. Not applicable.

    24. Not applicable.

    27. Financial Data Schedule.

    28. Not applicable.

    99. Additional Exhibits.

        Exhibit 99.1 The  following  consolidated financial statements of the
        corporation  including   the  related  notes  and  the  report  of  the
        independent auditors, are included herein:

        1. Independent Auditor's Report.

        2. Consolidated Balance Sheets - December 31, 1999 and 1998.

        3. Consolidated Statement of Income - Years ended December 31, 1999, 1998, and 1997.

        4. Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1999, 1998, and 1997.

        5. Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998, and 1997.

        6. Notes to Consolidated Financial Statements.


             (b) Reports on Form 8-K.  No reports were filed by the registrant during the fourth quarter of 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                        MARATHON FINANCIAL CORPORATION

                                        (Registrant)

                                         By:   /s/  Donald L. Unger
                                             --------------------------------
                                                 Donald L. Unger, President

DATE

March 23, 2000


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the

DATE                                 SIGNATURE AND TITLE

March 23, 2000                       /s/   Walter H. Aikens
---------------------                --------------------------------
                                     (Walter H. Aikens, Director)


March 23, 2000                       /s/   Frank H. Brumback
---------------------                --------------------------------
                                     (Frank H. Brumback, Director)


March 23, 2000                       /s/   Robert W. Claytor
---------------------                --------------------------------
                                     (Robert W. Claytor, Director)


March 23, 2000                       /s/   Clifton L. Good
---------------------                --------------------------------
                                     (Clifton L. Good, Director)


March 23, 2000                       /s/   Thomas W. Grove
---------------------                --------------------------------
                                     (Thomas W. Grove, Director)


March 23, 2000                       /s/   Ralph S. Gregory
---------------------                --------------------------------
                                     (Ralph S. Gregory, Director)


March 23, 2000                       /s/   Joseph W. Hollis
---------------------                --------------------------------
                                     (Joseph W. Hollis, Director)


March 23, 2000                       /s/   George R. Irvin
---------------------                --------------------------------
                                     (George R. Irvin, Director)


March 23, 2000                       /s/   Gerald H. Kidwell
---------------------                --------------------------------
                                     (Gerald H. Kidwell, Director)


March 23, 2000                       /s/   Lewis W. Spangler
---------------------                --------------------------------
                                     (Lewis W. Spangler, Director)


March 23, 2000                       /s/   Donald L. Unger
---------------------                --------------------------------
                                     (Donald L. Unger, Principal Executive,
                                      Financial, Accounting Officer)

Exhibit Index

2. Not applicable.

3. (I) Articles of Incorporation. Incorporated by reference as Exhibit 3(I) to the Corporation's Registration Statement on From S-1 filed on August 26, 1992 (File No. 33-51366). (ii) By-laws. Incorporated by reference as
    Exhibit 3(ii) to the Corporation's Registration Statement on Form S-1 filed on August 26, 1992. (File No. 33-51366)

4.  Not applicable.

9.  Not applicable.

10. Material Contracts.

    Exhibit 10.1 401(k) Plan of Marathon Financial  Corporation,
                 incorporated herein by reference as Exhibit 10.1 to the Corporation's Registration Statement on Form S-1 filed on August 26, 1992 (File No. 33-51366).

    Exhibit 10.2 Employment Agreement between The Marathon Bank and Donald L. Unger, Incorporated herein by reference as Exhibit 10.2 to the Corporation's Registration Statement on Form S-1 filed on August 26, 1992 (File No. 33- 51366).

    Exhibit 10.3 Lease  between  The  Marathon  Bank  and Post
                 Office Plaza, L.C. for the branch office located at
                 300   Warren   Avenue   Front   Royal,    Virginia,
                 incorporated herein by reference as Exhibit 10.3 to the Corporation's Registration Statement on Form S-1 filed July 26, 1996 (File No. 333-08995).

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

13.  Not applicable.

16.  Not applicable.

18.  Not applicable.

21. Subsidiary of Marathon Financial Corporation, incorporated herein by reference as Exhibit 21 to the Corporation's Registration
     Statement on Form S-1 filed July 26, 1996 (File No.  33-08995).

22.  None.

23.  Not applicable.

24.  Not applicable.

27.  Financial Data Schedule. *

28.  Not applicable.


99.  Additional Exhibits.

     Exhibit 99.1   The following consolidated financial
                    statements of the Corporation including related notes and the report of the independent auditors are included herein: *









     1. Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997.

     2. Notes to Consolidated Financial Statements

     3. Independent Auditor's Report.

     4. Consolidated Balance Sheets - December 31, 1999 and 1998.

     5. Consolidated Statement of Income - Years Ended December 31, 1999, 1998 and 1997.

     6. Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1999, 1998 and 1997.

     7. Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997.

     8. Notes to Consolidated Financial Statements.

(b) Reports on Form 8-K. No reports were filed by the registrant during the fourth quarter of 1999.


*Filed Herewith.