Form 10QSB
period 2000-03-31
MARATHON FINANCIAL CORP
filed 2000-05-12
CIK 854399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                           ---------------------------


                                   FORM 10-QSB


                Quarterly Report Pursuant of Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           --------------------------

                         For the quarterly period ended:

                                 March 31, 2000

                           Commission File No. 0-18868

                         MARATHON FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


          Virginia                                        54-1560968
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

4095 Valley Pike, Winchester, Virginia                          22602
--------------------------------------                      -------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:       (540)  869-6600


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                     Yes      X                  No
                          ------------              --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      Class                     Number of Shares           Outstanding at
      -----                     ----------------           --------------

   Common Stock                    2,051,441                  3/31/00

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

          The following financial statements are provided at the page numbers indicated.

         Consolidated Statements of Condition as of
         March 31, 2000 and December 31, 1999..................................3

         Consolidated Statements of Income for
         the Three Months Ended March 31, 2000 and 1999........................4

         Consolidated Statements of Changes in
         Stockholders Equity for the Three Months
         Ended March 31, 2000 and 1999.........................................5

         Consolidated Statements of Cash Flow for the
         Three Months Ended March 31, 2000 and 1999............................6

         Notes to Consolidated Financial Statements..........................7-9


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................9-12



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................12

Item 6.  Exhibits and Reports on Form 8-K..................................12-13


Signature.....................................................................14

                                 MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                    CONSOLIDATED STATEMENTS OF CONDITION

                                                    as of

                                    March 31, 2000 and December 31, 1999


          ASSETS
                                                                    3/31/00                       12/31/99
                                                                    -------                       --------
Cash and due from banks                                          $  5,338,800                   $ 8,011,673
Federal funds sold                                                 12,000,000                     6,616,000
Securities (fair value:  2000, $11,414,315 and
  1999, $10,564,216)                                               11,604,219                    10,727,548
Loans held for resale                                                 176,316                             0
Loans, net                                                         79,230,677                    74,526,925
Bank premises and equipment, net                                    2,765,810                     2,591,033
Accrued interest receivable                                           567,147                       534,911
Other real estate                                                     165,095                       183,218
Other assets                                                          625,737                       493,870
                                                                 ------------                  ------------

     Total assets                                                $112,473,801                  $103,685,178
                                                                 ============                  ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:
     Noninterest-bearing demand deposits                         $ 16,055,795                   $12,940,831
     Savings and interest bearing demand deposits                  32,463,412                    30,002,843
     Time deposits                                                 53,471,305                    50,398,868
                                                                 ------------                  ------------
           Total deposits                                        $101,990,512                   $93,342,542
     Interest expense payable                                         163,821                       147,164
     Accounts payable and accrued expenses                            350,063                       348,075
     Capital lease payable                                            216,411                       218,036
     Dividends Payable                                                      0                       184,180
                                                                 ------------                  ------------
           Total liabilities                                     $102,720,807                   $94,239,997
                                                                 ------------                  ------------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A, 5% non-cumulative, no par
    Value: 1,000,000 shares authorized and unissued                         0                             0
  Common stock, $1 par value, 20,000,000 shares
    Authorized, 2000, 2,051,441 and 1999, 2,046,441 shares
    Issued and outstanding                                        $ 2,051,441                   $ 2,046,441
  Capital surplus                                                                                 7,750,987
                                                                    7,770,987
  Retained earnings (deficit)                                          70,579                      (222,155)
  Accumulated other comprehensive income (loss)                      (140,013)                     (130,092)
                                                                 ------------                  ------------
        Total stockholders' equity                                $ 9,752,994                   $ 9,445,181
                                                                 ------------                  ------------


        Total liabilities and stockholders' equity               $112,473,801                  $103,685,178
                                                                 ============                  ============

                         See Accompanying Notes to Consolidated Financial Statements

                                 MARATHON FINANCIAL CORPORATION & SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                         2000                        1999
                                                                         ----                        ----
Interest and dividend income:
  Interest and fees on loans                                          $1,876,065                  $1,714,295
  Interest on investment securities held for maturity:
     Taxable                                                              75,543                      67,294
     Nontaxable                                                            9,418                           0
  Interest and dividends on securities available for sale:
     Taxable                                                              62,365                      62,997
     Nontaxable                                                            5,591                         992
     Dividends                                                             5,944                       4,018
  Interest on federal funds sold                                         130,231                      89,584
                                                                      ----------                  ----------
       Total interest and dividend income                             $2,165,157                  $1,939,180
                                                                      ----------                  ----------

Interest expense:
  Interest on deposits                                                $  908,889                   $ 823,540
  Interest on leases payable                                               4,350                       4,474
                                                                      ----------                  ----------
       Total interest expense                                         $  913,239                   $ 828,014
                                                                      ----------                  ----------

      Net interest income                                             $1,251,918                  $1,111,166


Provision for loan losses                                                 73,400                      60,000
                                                                      ----------                  ----------
      Net interest income after provision for loan losses             $1,178,518                  $1,051,166
                                                                      ----------                  ----------

Other Income:
  Service charges on deposit accounts                                  $ 180,768                   $ 180,737
  Commissions and fees                                                    11,653                       5,861
  Other                                                                   10,738                      12,496
                                                                      ----------                  ----------
       Total other income                                              $ 203,159                   $ 199,094
                                                                      ----------                  ----------

Other expenses:
  Salaries and employee benefits                                       $ 468,547                   $ 459,181
  Net occupancy expense of premises                                       56,956                      54,823
  Furniture and equipment                                                 73,641                      86,110
  Legal and professional                                                  18,215                      18,047
  Stationery and supplies                                                 42,602                      33,332
  Postage                                                                 31,600                      27,516
  Marketing                                                               17,079                      14,097
  Telephone                                                               28,144                      14,720
  Directors' fees                                                         29,175                      25,100
  ATM expenses                                                            50,720                      31,047
  Other operating expenses                                               129,949                     117,659
                                                                      ----------                  ----------
       Total other expenses                                             $946,628                   $ 881,632
                                                                      ----------                  ----------

       Income before income taxes                                       $435,049                   $ 368,628
Provision for income tax expense                                         142,316                     132,140
                                                                      ----------                  ----------
       Net income                                                      $ 292,733                   $ 236,488
                                                                      ==========                  ==========

  Net income per share, basic and assuming dilution                      $   .14                     $   .11
                                                                      ==========                  ==========

                         See Accompanying Notes to Consolidated Financial Statements

                                             MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         For the Three Months Ended March 31, 2000 and 1999
                                                                                    Accumulated
                                                                    Retained           Other                              Total
                                          Common       Capital      Earnings       Comprehensive     Comprehensive     Stockholders
                                          Stock        Surplus      (Deficit)       Income/Loss          Income           Equity
                                          -----        -------      ---------       -----------          ------           ------

Balance, December 31, 1998             $2,063,186   $7,849,522    $(1,149,567)       $   26,972                       $8,790,113
   Comprehensive income:
      Net income                                                      236,488                           $236,488         236,488
      Other comprehensive income,
         unrealized (loss) on
         securities available for sale
         (Net of Tax, $22,412)                                                          (43,507)         (43,507)        (43,507)
                                                                                                        --------

   Total comprehensive income                                                                           $192,981
                                                                                                        ========
   Issuance of common stock -
      exercise of stock options
        (500 shares)
                                              500        2,000                                                             2,500

   Acquisition of common stock
      (3,000 shares)                       (3,000)     (18,752)          ----              ----                          (21,752)
                                       ----------   ----------    -----------        ----------                       ----------
Balance, March 31, 1999                $2,060,686   $7,832,770    $  (913,079)        $ (16,535)                      $8,963,842
                                       ==========   ==========    ===========         ==========                      ==========

                                                                                    Accumulated
                                                                    Retained           Other                              Total
                                          Common       Capital      Earnings       Comprehensive     Comprehensive     Stockholders
                                          Stock        Surplus      (Deficit)          Loss              Income           Equity
                                          -----        -------      ---------          ----              ------           ------

Balance, December 31, 1999              $2,046,441    $7,750,987   $(222,154)         $(130,092)                      $9,445,182
   Comprehensive income:
      Net income                                                     292,733                            $292,733         292,733
      Other comprehensive income,
         unrealized (loss) on
         securities available for sale
         (Net of Tax, $5,111)                                                            (9,921)          (9,921)         (9,921)
                                                                                                        --------
   Total comprehensive income                                                                           $282,812
                                                                                                        ========

    Issuance of common stock -
        exercise of stock options
        (5000 shares)
                                            5,000       20,000          ----               ----                           25,000
                                       ----------   ----------    -----------        ----------                       ----------

Balance, March 31, 2000                $2,051,441   $7,770,987       $70,579          $(140,013)                      $9,752,994
                                       ==========   ==========    ===========         ==========                      ==========


                                     See Accompanying Notes to Consolidated Financial Statements

                                    MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOW

                                For the Three Months Ended March 31, 2000 and 1999

                                                                              2000                         1999
                                                                              ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $292,733                    $236,488
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Amortization                                                           12,595                      27,897
        Depreciation                                                           57,503                      58,284
        Net discount accretion on securities                                    2,397                      (1,842)
        Provision for loan loss                                                73,400                      60,000
        Loss on sale of other real estate                                      10,264                        ----
        Origination of loans available for sale                            (1,090,332)                 (2,320,809)
        Proceeds from sale of loans available for sale                        914,316                   2,492,913
       Changes in assets and liabilities:
          (Increase) in other assets                                         (139,351)                     (4,748)
          (Increase) decrease in accrued interest receivable                 (32,237)                       1,809
          Increase in accounts payable and accrued expenses                     1,988                      45,685
          Increase (decrease) in interest expense payable                      16,657                     (1,915)
                                                                           ----------                  ----------
                Net cash provided by operating activities                    $119,933                    $593,762
                                                                           ----------                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities and principal
      Payments on securities held to maturity                                    ----                     650,000
   Proceeds from maturities on securities available for sale                      461                     176,937
   Purchase of securities available for sale                                 (298,758)                   (427,570)
   Purchase of securities held to maturity                                   (595,803)                       ----
   Net (increase) in loans                                                 (4,777,452)                 (6,461,610)
   Purchase of bank premises and equipment                                   (232,278)                    (48,497)
   Proceeds from sale of other real estate                                      7,859                        ----
                                                                           ----------                  ----------
             Net cash used in investing activities                        $(5,895,971)                $(6,110,740)
                                                                           ----------                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits,
      NOW accounts and savings accounts                                   $ 5,575,533                 $ 3,550,388
   Net increase (decrease) in certificates of deposits                      3,072,437                    (387,841)
   Principal payments on capital lease payable                                 (1,625)                     (1,500)
   Cash dividends paid                                                       (184,180)                   (165,055)
   Proceeds from issuance of common stock                                      25,000                       2,500
   Purchase of common stock                                                      ----                     (21,752)
                                                                           ----------                  ----------
             Net cash provided by financing activities                    $ 8,487,165                 $ 2,976,740
                                                                           ----------                  ----------

Increase (decrease) in cash and cash equivalents                           $2,711,127                 $(2,540,238)
          Beginning                                                        14,627,673                  12,814,428
                                                                           ----------                  ----------
          Ending                                                          $17,338,800                 $10,274,190
                                                                          ===========                 ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
        Interest                                                            $ 896,582                   $ 829,929
                                                                            =========                   =========

        Income taxes                                                        $   7,601                   $  19,516
                                                                            =========                   =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
   Unrealized (loss) on securities available for sale                      $  (15,032)                 $  (65,920)
                                                                           ==========                  ==========

                            See Accompanying Notes to Consolidated Financial Statements

                   MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, and the result of operations and cash flows for the three months ended March 31, 2000 and 1999. The statements should be read in conjunction with the Notes to Financial Statements included in the Corporation's Annual Report for the year ended December 31, 1999.

2. The results of operations for the three month period ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. Securities held to maturity and available for sale as of March 31, 2000 and December 31, 1999 are:

                                                                               March 31, 2000            December 31, 1999
         Held to Maturity                                                      Amortized Cost             Amortized Cost
         ----------------                                                      --------------             --------------

         US government & federal agencies                                         $5,283,421                  $4,687,181
         Obligations of state & political subdivisions                               958,794                     959,610
                                                                                  ----------                  ----------
                                                                                  $6,242,215                  $5,646,791
                                                                                  ==========                  ==========
                                                                                  Fair Value                  Fair Value
                                                                                  ----------                  ----------

         US government & federal agencies                                         $5,119,876                  $4,541,063
         Obligations of state & political subdivisions                               932,435                     942,396
                                                                                  ----------                  ----------
                                                                                  $6,052,311                  $5,483,459
                                                                                  ==========                  ==========



                                                                              March 31, 2000           December 31, 1999
         Available for Sale                                                   Amortized Cost              Amortized Cost
         ------------------                                                   --------------              --------------

         US government & federal agencies                                         $4,412,726                  $4,115,468
         Mortgage backed securities                                                   14,687                      15,042
         Obligations of state & political subdivisions                               566,310                     567,007
         Other Securities                                                            580,350                     580,350
                                                                                  ----------                  ----------
                                                                                  $5,574,073                  $5,277,867
                                                                                  ==========                  ==========
                                                                                  Fair Value                  Fair Value
                                                                                  ----------                  ----------

         US government & federal agencies                                         $4,226,546                  $3,944,510
         Mortgage backed securities                                                   15,316                      15,765
         Obligations of state & Political                                            539,792                     540,132
         subdivisions                                                                580,350                     580,350
                                                                                  ----------                  ----------
         Other Securities                                                         $5,362,004                  $5,080,757
                                                                                  ==========                  ==========

4.       The consolidated entity's loan portfolio is composed of the following:

                                                                              March 31, 2000           December 31, 1999
                                                                              --------------           -----------------

         Commercial                                                              $44,003,236                 $40,374,011
         Real estate-mortgage                                                     14,285,892                  14,353,721
         Real estate-construction                                                 10,729,688                   9,759,118
         Installment loans to individuals                                         11,013,999                  10,809,485
                                                                                 -----------                 -----------
                                                                                 $80,032,815                 $75,296,335
         Less:  allowance for loan losses                                            802,138                     769,410
                                                                                 -----------                 -----------
         Loans, net                                                              $79,230,677                 $74,526,925
                                                                                 ===========                 ===========

         The company had non-accrual loans, which were excluded from the impaired loan disclosure under FASB 114, which amounted to $71,087 on March 31, 2000 and $40,541 on December 31, 1999.


5.       Reserve for Loan Losses:
                                                                              March 31, 2000           December 31, 1999
                                                                              --------------           -----------------

         Balance, beginning                                                        $ 769,410                   $ 754,597
         Provision charged to operating expense                                       73,400                     260,000
         Recoveries                                                                    8,487                      27,505
         Loan losses charged to the allowance                                        (49,159)                   (272,692)
                                                                                 -----------                 -----------
         Balance, ending                                                           $ 802,138                    $769,410
                                                                                 ===========                 ===========


6.       Earnings Per Share

         The  following  shows the  weighted  average  number of shares  used in computing  basic earnings per share and the effect on weighted  average number of shares of diluted potential common stock.
                                                                            3/31/00                       3/31/99
                                                                            -------                       -------
                                                                                   Per Share                     Per Share
                                                                     Shares         Amount          Shares         Amount
                                                                     ------         ------          ------         ------
         Basic earnings per share                                  2,050,764        $   .14       2,062,524        $  .11
                                                                                    =======                        ======
         Effect of dilutive securities:
              Stock options                                           20,379                         43,958
                                                                   ---------        -------       ---------        ------
         Diluted earnings per share                                2,071,143        $   .14       2,106,482        $  .11
                                                                   =========        =======       =========        ======

7.       New Accounting Pronouncements

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was originally required to be adopted in years beginning after June 15, 1999. Statement No. 137, issued in June 1999, subsequently amended the effective date of Statement No. 133 to years beginning after June 15, 2000. Statement No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Bank has not determined whether to adopt the new statement early. This Statement will require the Bank to recognize all derivatives on the balance sheet at fair value. Because the Bank does not currently employ such derivative instruments and does not intend to do so in the future, management does not anticipate that the adoption of the new Statement will have any effect on the Bank's earnings or financial position.

8.       Proposed Merger

         Rockingham Heritage Bank (NASDAQ Small Cap: RKNG) and the Corporation have approved a definitive merger of equals agreement. This transaction is subject to the approval of regulatory authorities and shareholders of both MFC and RKNG. Under the terms of the merger agreement, the existing holding company of Marathon Financial Corporation will be utilized, changing its name to Premier Community Bankshares, Inc. (Premier). Marathon and Rockingham will operate as separate banks. Rockingham Heritage shareholders will receive 1.58 shares of Premier common stock for each share of Rockingham Heritage common stock. The transaction will be a tax-free exchange of shares and be accounted for as a pooling-of-interest. It is anticipated that the merger will become effective in the third quarter of 2000. As of December 31, 1999, RKNG had assets of $101.1 million, net loans of $77.9 million, total deposits of $87.8 million and total stockholders' equity of $11.6 million.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General
         -------

         Marathon Financial Corporation ("the Corporation") is a bank holding company that was incorporated under the laws of the Commonwealth of Virginia in June 1989. The Corporation owns all of the outstanding stock of its sole subsidiary, The Marathon Bank ("the Bank"), was incorporated in August 1987 and acquired by the Corporation in October 1990, in accordance with the Plan of Exchange approved by the shareholders of the Bank in June 1990. The Corporation is headquartered in Frederick County, Virginia. The Corporation is a holding company for the Bank and is not directly engaged in the operation of any other business.

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

         Total Assets
         ------------

         Total assets for the first three months ending March 31, 2000 increased $8,788,623 or 8.5% since December 31, 1999. This increase in total assets resulted from a $4,703,752 or 6.3% increase in loans, an increase in federal funds sold of $5,384,000 or 81.4% and an increase of $876,671 or 8.2% in securities. This equates to an increase in earning assets of $11,140,740 or 12.1% in the three months ending March 31, 2000.

         Allowance for Loan Losses
         -------------------------

         The allowance for loan losses, as of March 31, 2000, was $802,138. This is an increase of $32,728 or 4.3% since December 31, 1999. This gives the bank a 1.00% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

         Liabilities
         -----------

         Total deposits for the three months ending March 31, 2000, increased $8,647,970 or 9.3% since December 31, 1999. Non-interest bearing deposits increased by $3,114,964 or 24.1% and interest bearing deposits increased by $5,533,006 or 6.9%. Non-interest bearing deposits represented 15.7% of total deposits as of March 31, 2000, as compared to 13.9% at 1999 year end. Savings and money market deposits were 31.8% of total deposits at the 2000 first quarter mark, which was a slight decrease from 32.1% on December 31, 1999.

         Stockholders' Equity
         --------------------

         Total equity has increased by $307,813 or 3.3% since December 31, 1999. The increase was due to the net of a first quarter profit of $292,733, and an increase in unrealized losses on securities available for sale of $9,920 net of tax. An additional $25,000 of capital was raised through the exercise of stock options equating to 5000 additional shares of common stock. The primary capital to assets ratio is 8.8%.

         Interest Income
         ---------------

         Interest income totaled $2,165,157 for the three months ending March 31, 2000, $225,977 or 11.7% higher than the three months ending March 31, 1999. This is a direct result of the increase in earning assets, which increased the interest and fee income.

         Interest Expense
         ----------------

         Total interest expense for the three months ending March 31, 2000 was $913,239, $85,225 or 10.3% higher than the three months ending March 31, 1999. Interest on deposits increased by $85,349 or 10.4% over the same period in 1999. This was the result of an overall increase in deposits.

         Net Interest Income
         -------------------

         Net interest income for the three months ending March 31, 2000 was $1,251,918, $140,752 or 12.7% higher than the three months ending March 31, 1999. This was the result of an increase in our earning assets. The net interest margin declined slightly in the first quarter of 2000 to 5.12% from the average for 1999 of 5.21.

         Other Income
         ------------

         Total other income for the three months ending March 31, 2000 was $203,159, $4,065 or 2.0% higher than the same period in 1999. This is a result of an increase in the demand deposit accounts, which has increased our service charge income.

         Other Expenses
         --------------

         Total other expenses for the three months ending March 31, 2000 were $946,628, $64,996 or 7.4% higher than the three months ending March 31, 1999. Salary expense increased $9,366 or 2.0%, postage expense increased $4,084 or 14.8%, furniture and equipment expense decreased by $12,469 or 14.5%, ATM expense increased $19,673 or 63.4% and stationery and supplies increased $9,270 or 27.8% over the same period in 1999. Telephone costs were $28,144, an increase of 91.2%. The Bank experienced a net recovery of $13,623 from overdrafts for the first quarter. This compares to a $19,642 net chargeoff for the same period of 1999. The net increase in other expenses is in part a result of additional staffing to handle the growth of the bank and the costs involved in processing an increased number of accounts and transactions. In spite of rising costs in certain categories, The Bank's efficiency ratio improved from 67.25% for the first quarter of 1999 to 64.71% for the same period of 2000.

         Net Income
         ----------

         Net income for the three months ending March 31, 2000 was $292,733 compared to $236,488 in the same period in 1999. This is an increase of $56,245 or 23.8% over the same period of 1999. The provision for income taxes expense increased $10,176 from $132,140 in 1999 to $142,316 in 2000. The return on assets was 1.10% for the first three months of 2000 as compared to 1.09% for the year of 1999. For the first quarter of 2000 the return on equity was 12.23% up slightly from the 1999 annual percent of 12.20%.

         Liquidity and Capital Resources
         -------------------------------

         The liquidity position in the past has been consistently less than its peers because of a high loan to deposit ratio. This was a result of management maximizing earning assets to increase the net income in order to eliminate the negative balance in retained earnings. The deficit has now been eliminated and management has allowed the loan to deposit ratio to decline to a level that is closer to its peers. As of March 31, 2000, the loan to deposit ratio was 78.47%.

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

               Exhibit 10.5 Lease between The Marathon  Bank and Lessors,  Keith
               R. Lantz and Mary G. Lantz for land upon which the bank has constructed a permanent structure to house the branch office at 1014 South Main Street, Woodstock, Virginia, filed herein (File No. 0-18868).

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

                                         MARATHON FINANCIAL CORPORATION

DATE:  March 31, 2000                            /s/ Donald L. Unger
                                         --------------------------------------
                                         DONALD L. UNGER
                                         PRINCIPAL EXECUTIVE OFFICER



DATE:  March 31, 2000                              /s/ Frederick A. Board
                                         --------------------------------------
                                         FREDERICK A. BOARD
                                         PRINCIPAL FINANCIAL OFFICER