Form 10QSB
period 2000-06-30
MARATHON FINANCIAL CORP
filed 2000-08-10
CIK 854399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                           ---------------------------


                                   FORM 10-QSB


                Quarterly Report Pursuant of Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           --------------------------

                        For the quarterly period ended:

                                  June 30, 2000

                           Commission File No. 0-18868

                         MARATHON FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


          Virginia                                      54-1560968
--------------------------------                    -------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

4095 Valley Pike, Winchester, Virginia                        22602
-------------------------------------                     -------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:       (540)  869-6600


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                           Yes      X              No
                                ------------           ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class            Number of Shares           Outstanding at
           -----            ----------------           --------------
        Common Stock            2,051,441                 8/10/00

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

          The following  financial  statements  are provided at the page numbers indicated.
         Consolidated Statements of Condition as of
           June 30, 2000 and December 31, 1999.........................................3

         Consolidated Statements of Income for
           the  Quarter and the Six Months Ended June 30, 2000 and 1999................4

         Consolidated Statements of Changes in
         Shareholders Equity for the Six Months
           Ended June 30, 2000 and 1999................................................5

         Consolidated Statements of Cash Flow for the
           Six Months Ended June 30, 2000 and 1999.....................................6

         Notes to Consolidated Financial Statements..................................7-9


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................................9-13



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................................12

Item 6.  Exhibits and Reports on Form 8-K..........................................12-13


         Signature....................................................................14


Exhibit 11............................................................................15

Exhibit 27............................................................................16

                                   MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CONDITION

                                                      as of

                                       June 30, 2000 and December 31, 1999


          ASSETS
                                                                         6/30/00                       12/31/99
                                                                         -------                       --------
Cash and due from banks                                                 $6,372,742                    $8,011,673
Federal funds sold                                                      10,394,000                     6,616,000
Securities (fair value:  2000, $12,282,537 and
  1999, $10,564,216)                                                    12,461,352                    10,727,548
Loans held for resale                                                      438,084                             0
Loans, net                                                              82,175,233                    74,526,925
Bank premises and equipment, net                                         2,849,786                     2,591,033
Accrued interest receivable                                                607,407                       534,911
Other real estate                                                          165,095                       183,218
Other assets                                                               586,061                       493,870
                                                                     -------------                 -------------

          Total assets                                               $ 116,049,760                 $ 103,685,178
                                                                     =============                 =============

          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits:
     Non-interest bearing demand deposits                             $ 18,103,893                  $ 12,940,831
     Savings and interest bearing demand deposits                       33,494,923                    30,002,843
     Time deposits                                                      53,746,633                    50,398,868
                                                                     -------------                 -------------
           Total deposits                                             $105,345,449                  $ 93,342,542
     Interest expense payable                                              161,062                       147,164
     Accounts payable and accrued expenses                                 217,638                       348,075
     Capital lease payable                                                 214,754                       218,036
     Dividends Payable                                                           0                       184,180
                                                                     -------------                 -------------
           Total liabilities                                          $105,938,903                  $ 94,239,997
                                                                     -------------                 -------------


SHAREHOLDERS' EQUITY
  Preferred stock, Series A, 5% non-cumulative, no par
    value: 1,000,000 shares authorized and unissued                       $      0                     $       0
  Common stock, $1 par value; 20,000,000 shares
    authorized; 2000, 2,051,441 and 1999, 2,046,441 shares
    issued and outstanding                                               2,051,441                     2,046,441
  Capital surplus                                                        7,770,987                     7,750,987
  Retained earnings (deficit)                                              423,591                     (222,155)
  Accumulated other comprehensive income (loss)                           (135,162)                     (130,092)
                                                                     -------------                 -------------
        Total shareholders' equity                                    $ 10,110,857                   $ 9,445,181
                                                                     -------------                 -------------

        Total liabilities and shareholders' equity                   $ 116,049,760                 $ 103,685,178
                                                                     =============                 =============

                           See Accompanying Notes to Consolidated Financial Statements

                                             MARATHON FINANCIAL CORPORATION & SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                                       For the Six Months                   For the Quarter
                                                                          Ended June 30,                     Ended June 30,
                                                                       2000             1999              2000             1999
                                                                       ----             ----              ----             ----
Interest and dividend income:
  Interest and fees on loans                                        $3,879,540      $ 3,536,894        $2,003,475      $ 1,822,599
  Interest on investment securities:
     Taxable                                                           156,442          125,392            80,899           58,098
     Non-taxable                                                        19,432              152            10,015              152
  Interest and dividends on securities available for sale:
     Taxable                                                           127,411          124,003            65,045           61,180
     Non-taxable                                                        11,013            6,052             5,422            4,886
     Dividends taxable                                                  19,120           15,368            13,176           11,350
  Interest on federal funds sold                                       303,468          170,525           173,237           80,941
                                                                   -----------      -----------        ----------       ----------
       Total interest and dividend income                           $4,516,426      $ 3,978,386        $2,351,269       $2,039,206
                                                                   -----------      -----------        ----------       ----------

Interest expense:
  Interest on deposits                                             $ 1,881,795      $ 1,653,344         $ 972,906        $ 829,804
  Interest on capital lease obligations                                  8,667            9,013             4,317            4,539
                                                                   -----------      -----------        ----------       ----------
       Total interest expense                                      $ 1,890,462      $ 1,662,357         $ 977,223        $ 834,343
                                                                   -----------      -----------        ----------       ----------

      Net interest income                                          $ 2,625,964      $ 2,316,029        $1,374,046       $1,204,863

Provision for loan losses                                              143,400          115,000            70,000           55,000
                                                                   -----------      -----------        ----------       ----------
      Net interest income after provision for loan losses          $ 2,482,564      $ 2,201,029        $1,304,046       $1,149,863
                                                                   -----------      -----------        ----------       ----------

Other income:
  Service charges on deposit accounts                                $ 384,066        $ 372,901         $ 203,298        $ 192,164
  Commissions and fees                                                  18,512           13,993             6,859            8,132
  Other                                                                 25,780           27,723            15,042           15,227
                                                                   -----------      -----------        ----------       ----------
       Total other income                                            $ 428,358        $ 414,617         $ 225,199        $ 215,523
                                                                   -----------      -----------        ----------       ----------

Other expenses:
  Salaries and employee benefits                                      $945,825        $ 922,794          $477,279        $ 463,613
  Net occupancy expense of premises                                    111,963          109,224            55,007           54,401
  Furniture and equipment                                              157,059          186,065            83,419           99,955
  Legal and professional                                                67,601           36,707            49,386           18,660
  Stationery and supplies                                               94,616           79,140            52,014           45,808
  Postage                                                               65,928           55,864            34,328           28,348
  Marketing                                                             39,100           38,902            22,020           24,805
  Directors' fees                                                       63,300           44,600            34,125           19,500
  ATM expenses                                                          99,490           76,344            48,770           45,297
  Overdraft charge-offs                                                  1,986           58,544            11,637           38,902
  Other operating expenses                                             299,096          242,658           131,351          129,921
                                                                   -----------      -----------        ----------       ----------
       Total other expenses                                        $ 1,945,964      $ 1,850,842         $ 999,336        $ 969,210
                                                                   -----------      -----------        ----------       ----------



Income before income taxes                                           $ 964,958        $ 764,804         $ 529,909        $ 396,176
Provision for income tax                                               319,213          266,255           176,897          134,115
                                                                   -----------      -----------        ----------       ----------

       Net income                                                    $ 645,745        $ 498,549         $ 353,012        $ 262,061
                                                                   ===========      ===========        ==========       ==========

  Earnings per share, basic                                            $   .31          $   .24           $   .17          $   .13
                                                                   ===========      ===========        ==========       ==========

  Earnings per share, assuming dilution                                $   .31          $   .24           $   .17          $   .13
                                                                   ===========      ===========        ==========       ==========

                                     See Accompanying Notes to Consolidated Financial Statements

                                             MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                                            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                           For the Six Months Ended June 30, 2000 and 1999


                                                                                     Accumulated
                                                                     Retained          Other                               Total
                                         Common        Capital       Earnings       Comprehensive     Comprehensive     Shareholders
                                         Stock         Surplus       (Deficit)      Income/(Loss)         Income           Equity
                                         -----         -------       ---------      -------------         ------           ------

Balance, December 31, 1998             $2,063,186    $7,849,522     $(1,149,567)      $   26,972                         $8,790,113
   Comprehensive income:
      Net income                                                        498,549                           $498,549          498,549
      Other comprehensive income,
         unrealized (loss) on
         securities available for sale
         (net of tax $55,126)                                                           (107,008)         (107,008)        (107,008)
                                                                                                          --------
   Total comprehensive income                                                                             $391,541
                                                                                                          ========
   Issuance of common stock -
      exercise of stock options
        (500 shares)                          500         2,000                                                               2,500

   Acquisition of common stock
      (8,500 shares)                       (8,500)      (51,758)                                                            (60,258)
                                       ----------    ----------    ------------        ---------                         ----------

Balance, June 30, 1999                 $2,055,186    $7,799,764    $   (651,018)       $ (80,036)                        $9,123,896
                                       ==========    ==========    =============       =========                         ==========



                                                                                     Accumulated
                                                                     Retained          Other                               Total
                                         Common        Capital       Earnings       Comprehensive     Comprehensive     Shareholders
                                         Stock         Surplus       (Deficit)      Income/(Loss)         Income           Equity
                                         -----         -------       ---------      -------------         ------           ------

Balance, December 31, 1999             $2,046,441    $7,750,987       $(222,154)      $ (130,092)                        $9,445,182
   Comprehensive income:
      Net income                                                        645,745                           $645,745          645,745
      Other comprehensive income,
         unrealized (loss) on
         securities available for sale                                                    (5,070)           (5,070)          (5,070)
          (net of tax $2,612)
   Total comprehensive income                                                                            $ 640,675
                                                                                                         =========

   Issuance of common stock -
      exercise of stock options
        (5,000 shares)                      5,000        20,000            ----                                              25,000
                                       ----------    ----------   -------------        ---------                        -----------


Balance, June 30, 2000                 $2,051,441    $7,770,987   $     423,591        $(135,162)                       $10,110,857
                                       ==========    ==========   =============        =========                        ===========

                                                  See Accompanying Notes to Consolidated Financial Statements

                                      MARATHON FINANCIAL CORPORATION & SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                    For the Six Months Ended June 30, 2000 and 1999

                                                                                  2000                         1999
                                                                                  ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $645,745                    $498,549
   Adjustments to reconcile net income
     To net cash provided by operating activities:
        Amortization                                                               25,411                      30,557
        Depreciation                                                              118,685                     116,567
        Net discount accretion on securities                                        4,709                      (6,459)
        Provision for loan loss                                                   143,400                      55,000
        Deferred tax (benefit)                                                        ---                     (31,067)
        Origination of loans available for sale                                (2,136,272)                 (4,090,833)
        Proceeds from sale of loans available for sale                          1,698,488                   4,750,608
        Loss on sale of other real estate                                          10,264                          --
        Changes in assets and liabilities:
          (Increase) in other assets                                             (114,989)                    (30,239)
          (Increase) in accrued interest receivable                               (72,497)                    (26,831)
          (Decrease) in accounts payable and accrued expenses                    (130,437)                    (21,627)
          Increase in interest expense payable                                     13,898                       3,441
          (Increase) in other real estate                                            ----                    (165,095)
                                                                             ------------                 -----------
                Net cash provided by operating activities                        $206,405                  $1,082,571
                                                                             ------------                 -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities on securities held to maturity                     $     ----                 $ 1,102,889
   Proceeds from maturities on securities available for sale                       50,812                     216,983
   Purchase of securities available for sale                                     (810,526)                   (666,920)
   Purchase of securities held to maturity                                       (986,481)                   (150,000)
   Net (increase) in loans                                                     (7,792,008)                 (7,536,124)
   Purchase of bank premises and equipment                                       (377,437)                    (49,809)
   Proceeds from sale of other real estate                                          7,859                        ----
                                                                             ------------                 -----------
          Net cash used in investing activities                               $(9,907,781)                $(7,082,981)
                                                                             ------------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits,
      NOW accounts and savings accounts                                       $ 8,655,142                 $ 6,056,575
   Net increase in certificates of deposits                                     3,347,765                   4,514,729
   Principal payments on capital lease payable                                     (3,282)                     (3,030)
   Cash dividends paid                                                           (184,180)                          0
   Proceeds from issuance of common stock                                          25,000                       2,500
   Purchase of common stock                                                          ----                     (60,258)
                                                                             ------------                 -----------
             Net cash provided by financing activities                        $11,840,445                 $10,510,516
                                                                             ------------                 -----------

Increase in cash and cash equivalents                                         $ 2,139,069                  $4,510,106
          Beginning                                                            14,627,673                  12,814,428
                                                                             ------------                 -----------
          Ending                                                             $ 16,766,742                 $17,324,534
                                                                             ============                 ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
        Interest                                                               $1,876,564                 $ 1,658,916
                                                                             ============                 ===========

        Income taxes                                                            $ 362,820                   $  82,516
                                                                             ============                 ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
   Unrealized (loss) on securities available for sale                          $   (7,682)                $  (162,134)
                                                                             ============                 ===========

                              See Accompanying Notes to Consolidated Financial Statements

                   MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999, and the result of operations and cash flows for the six months ended June 30, 2000 and 1999. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1999.

2. The results of operations for the six month period ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. Securities held to maturity and available for sale as of June 30, 2000 and December 31, 1999 are:

                                                                June 30, 2000           December 31, 1999
         Held to Maturity                                      Amortized Cost              Amortized Cost
         ----------------                                      --------------              --------------





         US government & federal agencies                          $5,283,963                  $4,687,181
         Obligations of state and political subdivisions            1,348,529                     959,610
                                                                   ----------                  ----------
                                                                   $6,632,492                  $5,646,791
                                                                   ==========                  ==========


                                                                   Fair Value                  Fair Value
                                                                   ----------                  ----------


         US government & federal agencies                          $5,127,876                  $4,541,063
         Obligations of state and political subdivisions            1,325,982                     942,396
                                                                   ----------                  ----------
                                                                   $6,453,858                  $5,483,459
                                                                   ==========                  ==========


                                                                June 30, 2000           December 31, 1999
         Available for Sale                                    Amortized Cost              Amortized Cost
         ------------------                                    --------------              --------------

         US government & federal agencies                          $4,411,414                  $4,115,468
         Mortgage-backed securities                                    14,228                      15,042
         Obligations of state & political subdivisions                777,479                     567,007
         Other                                                        830,350                     580,350
                                                                   ----------                  ----------
                                                                   $6,033,471                  $5,277,867
                                                                   ==========                  ==========

                                                                   Fair Value                  Fair Value
                                                                   ----------                  ----------

         US government & federal agencies                          $4,229,486                  $3,944,510
         Mortgage-backed securities                                    14,703                      15,765
         Obligations of state & political subdivisions                754,321                     540,132
         Other                                                        830,350                     580,350
                                                                   ----------                  ----------
                                                                   $5,828,860                  $5,080,757
                                                                   ==========                  ==========

4.       The consolidated entity's loan portfolio is composed of the following:

                                                          June 30, 2000           December 31, 1999
                                                          -------------           -----------------

         Commercial                                         $46,790,956                 $40,374,011
         Real estate-mortgage                                14,076,910                  14,353,721
         Real estate-construction                            10,971,843                   9,759,118
         Installment loans to individuals                    11,170,707                  10,809,485
                                                            -----------                 -----------
                                                            $83,010,416                 $75,296,335
         Less:  allowance for loan losses                       835,183                     769,410
                                                            -----------                 -----------
         Loans, net                                         $82,175,233                 $74,526,925
                                                            ===========                 ===========

         The company had non-accrual loans, which were excluded from the impaired loan disclosure under FASB 114, which amounted to $244,042 on June 30, 2000 and $40,541 on December 31, 1999.

5.       Reserve for Loan Losses:
                                                             June 30, 1999           December 31, 1999
                                                             -------------           -----------------

         Balance, beginning                                       $769,410                    $754,597
         Provision charged to operating expense                    143,400                     260,000
         Recoveries                                                 53,762                      27,505
         Loan losses charged to the allowance                     (131,389)                   (272,692)
                                                                 ---------                   ---------
         Balance, ending                                          $835,183                    $769,410
                                                                 =========                   =========


6.       Weighted average shares outstanding computation

         The  following  shows the  weighted  average  number of shares  used in computing  basic earnings per share and the effect on weighted  average number of shares of diluted potential common stock.
                                                         6/30/00                       6/30/99
                                                         -------                       -------
                                                              Per Share                     Per Share
                                                 Shares         Amount          Shares        Amount
                                                 ------         ------          ------        ------
         Basic earnings per share              2,051,102        $  .31        2,060,097       $  .24
                                                                ======                        ======

         Effect of dilutive securities:
              Stock options                       16,076                         38,167
                                               ---------        ------        ---------       ------
         Diluted earnings per share            2,067,178        $  .31        2,098,264       $  .24
                                               =========        ======        =========       ======


7.       New Accounting Pronouncements

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities ", which was originally required to be adopted in years beginning after June 15, 1999. Statement No. 137, issued in June 1999, subsequently amended the effective date of Statement No. 133 to years beginning after June 15, 2000. Statement No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Bank has not determined whether to adopt the new statement early. This Statement will require the Bank to recognize all derivatives on the balance sheet at fair value. Because the Bank does not currently employ such derivative instruments and does not intend to do so in the future, management does not anticipate that the adoption of the new Statement will have any effect on the Bank's earnings or financial position.

8.       Proposed Merger

               Rockingham Heritage Bank (NASDAQ Small Cap: RKNG) and the Corporation have approved a definitive merger of equals agreement. This transaction is subject to the approval of regulatory authorities and shareholders of both MFC and RKNG. Under the terms of the merger agreement, the existing holding company of Marathon Financial Corporation will be utilized, changing its name to Premier Community Bankshares, Inc. (Premier). Marathon and Rockingham will operate as separate banks. Rockingham Heritage shareholders will receive 1.58 shares of Premier common stock for each share of Rockingham Heritage common stock. The transaction will be a tax-free exchange of shares and be accounted for as a pooling-of-interest. It is anticipated that the merger will become effective in the third quarter of 2000. As of December 31, 1999, RKNG had assets of $101.1million, net loans of $77.9 million, total deposits of $87.8 million and total shareholders' equity of $11.6 million.


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

         Total Assets

         Total assets for the first six months ending June 30, 2000 increased $12,364,582 or 11.9% since December 31, 1999. This increase in total assets resulted from a $7,648,308 or 10.3% increase in net loans, an increase in federal funds sold of $3,778,000 or 57.1% and an increase of $1,733,804 or 16.2% in securities. This equates to an increase in earning assets of $13,598,196 or 14.8% in the six months ending June 30, 2000.

         Allowance for Loan Losses
         -------------------------
         The allowance for loan losses, as of June 30, 2000, was $835,183. This is an increase of $65,773 or 8.5% since December 31, 1999. This gives the bank a 1.00% allowance for loan losses to total loans. Management has analyzed the reserve for loan losses and feels the reserve is adequate.

         Liabilities
         -----------
         Total deposits for the six months ending June 30, 2000, increased by $12,002,907 or 12.9% since December 31, 1999. Non-interest bearing deposits increased by $5,163,062 or 39.9% and interest bearing deposits increased by $6,839,845 or 8.5%. Non-interest bearing deposits represented 17.2% of total deposits as of June 30, 2000, as compared to 13.9% at December 31, 1999. Savings and money market deposits were 31.8% of total deposits at the end of the second quarter, which was a slight decrease from 32.1% as of December 31, 1999.

         Shareholders' Equity
         --------------------
         Total equity has increased by $665,676 or 7.0% since December 31, 1999. The increase was due to a first half profit of $645,745 and an increase in unrealized losses on securities available for sale of $5,070 net of tax. An additional $25,000 of capital was raised through the exercise of stock options equating to 5000 additional shares of common stock. The primary capital to assets ratio is 8.8%.

         Interest Income
         ---------------
         Interest income totaled $4,516,426 for the six months ending June 30, 2000, $538,040 or 13.5% higher than the six months ending June 30, 1999. This is a direct result of the increase in earning assets, which increased the interest and fee income.

         Interest Expense
         ----------------
         Total interest expense for the six months ending June 30, 2000 was $1,890,462, $228,105 or 13.7% higher than the six months ending June 30, 1999. Interest on deposits increased by $228,451 or 13.8% over the same period in 1999. This was the result of an overall increase in deposits. Interest on capital leases for the quarter was $8,667, $346 or 3.8% less than the same period in 1999.

         Net Interest Income
         -------------------
         Net interest income for the six months ending June 30, 2000 was $2,625,964, $309,935 or 13.4% higher than the six months ending June 30, 1999. This was the result of an increase in our earning assets. The net interest margin held steady in the first half of 2000 at 5.22%. The average for 1999 was 5.20%.

         Other Income
         ------------
         Total other income for the six months ending June 30, 2000 was $428,358, $13,741 or 3.3% higher than the same period in 1999. This is a result of an increase in the demand deposit accounts, which has increased our service charge income.

         Other Expenses
         --------------
         Total other expenses for the six months ending June 30, 2000 were $1,945,964, $95,122 or 5.1% higher than the six months ending June 30, 1999. Salary expense increased $23,031 or 2.5%, postage expense increased $10,064 or 18.0%, furniture and equipment expense decreased by $29,006 or 15.6%, ATM expense increased $23,146 or 30.3% and stationery and supplies increased $15,476 or 19.6% over the same period in 1999. Directors' fees increased $18,700 or 41.9%. This increase is due to an increased number of meetings regarding the pending merger. Legal and professional costs were $67,601, an increase of 84.2%. This increase was due to the pending merger. The Bank experienced a net recovery of $1,986 from overdrafts for the first half. This compares to a $58,544 net chargeoff for the same period of 1999. The net increase in other expenses is in part a result of handling the growth of the bank and the costs involved in processing an increased number of accounts and transactions. In spite of rising costs in certain categories, The Bank's efficiency ratio improved from 67.7% for the first half of 1999 to 63.4% for the same period of 2000.

         Net Income
         ----------
         Net income for the six months ending June 30, 2000 was $645,745 compared to $498,549 in the same period in 1999. This is an increase of $147,196 or 29.5% over the same period of 1999. The provision for income tax increased $52,958 from $266,255 in 1999 to $319,213 in 2000.
         The return on assets was 1.18% for the first six months of 2000 as compared to 1.09% for the year of 1999. For the first half of 2000 the return on equity was 13.31% up from the 1999 annual percent of 12.20%.

         Liquidity and Capital Resources
         -------------------------------
         The liquidity position of the bank has been consistently less than its peers because of a high loan to deposit ratio. This was a result of management maximizing earning assets to increase the net income in order to eliminate the negative balance in retained earnings. The deficit has now been eliminated and management has allowed the loan to deposit ratio to decline to a level that is closer to its peers. As of June 30, 2000, the loan to deposit ratio was 78.79%.

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

                                         MARATHON FINANCIAL CORPORATION

DATE:  June 30, 2000                             /s/ Donald L. Unger
                                         --------------------------------------
                                         DONALD L. UNGER
                                         PRINCIPAL EXECUTIVE OFFICER



DATE:  June 30, 2000                               /s/ Frederick A. Board
                                         --------------------------------------
                                         FREDERICK A. BOARD
                                         PRINCIPAL FINANCIAL OFFICER