Form 10QSB
period 2000-09-30
MARATHON FINANCIAL CORP
filed 2000-11-13
CIK 854399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C.  20549


                          ___________________________


                                  FORM 10-QSB


                Quarterly Report Pursuant of Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           __________________________

                        For the quarterly period ended:

                               September 30, 2000

                          Commission File No. 0-18868

                         MARATHON FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


              Virginia                                   54-1560968
------------------------------------         -----------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)


4095 Valley Pike, Winchester, Virginia                        22602
--------------------------------------                  ----------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:      (540) 869-6600


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


     Yes    X        No
         -------         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Class      Number of Shares    Outstanding at
     -----      ----------------    --------------
Common Stock    2,051,441              11/08/00

PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements.

     The following financial statements are provided at the page numbers indicated.

         Consolidated Statements of Condition as of
              September 30, 2000 and December 31, 1999 ..................................3

         Consolidated Statements of Income for
              the  Quarter and the Nine Months Ended September 30, 2000 and 1999.........4

         Consolidated Statements of Changes in
         Shareholders Equity for the Nine Months
              Ended September 30, 2000 and 1999..........................................5

         Consolidated Statements of Cash Flow for the
              Nine Months Ended September 30, 2000 and 1999..............................6

         Notes to Consolidated Financial Statements....................................7-9


Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................9-13



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................12

Item 6.  Exhibits and Reports on Form 8-K............................................12-13


Signature...............................................................................14


Exhibit 11..............................................................................15

Exhibit 27..............................................................................16

                  MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION

                                     as of

                    September 30, 2000 and December 31, 1999




          ASSETS                                                            2000            1999
                                                                        ------------    ------------
Cash and due from banks                                                 $  5,835,696    $  8,011,673
Federal funds sold                                                        14,337,000       6,616,000
Securities (fair value:  2000, $13,181,439 and
  1999, $10,564,216)                                                      13,274,232      10,727,548
Loans held for sale                                                          207,216               0
Loans, net                                                                86,222,103      74,526,925
Bank premises and equipment, net                                           2,789,261       2,591,033
Accrued interest receivable                                                  608,497         534,911
Other real estate                                                                  0         183,218
Other assets                                                                 547,888         493,870
                                                                        ------------    ------------

          Total assets                                                  $123,821,893    $103,685,178
                                                                        ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits:
     Non-interest bearing demand deposits                               $ 18,998,655    $ 12,940,831
     Savings and interest bearing demand deposits                         36,461,203      30,002,843
     Time deposits                                                        57,259,720      50,398,868
                                                                        ------------    ------------
           Total deposits                                               $112,719,578    $ 93,342,542
     Interest expense payable                                                184,746         147,164
     Accounts payable and accrued expenses                                   253,493         348,075
     Capital lease payable                                                   213,063         218,036
     Dividends Payable                                                             0         184,180
                                                                        ------------    ------------
           Total liabilities                                            $113,370,880    $ 94,239,997
                                                                        ------------    ------------

SHAREHOLDERS' EQUITY
  Preferred stock, Series A, 5% non-cumulative, no par
    value: 1,000,000 shares authorized and unissued                     $          0    $          0
  Common stock, $1 par value; 20,000,000 shares
    authorized; 2000, 2,051,441 and 1999, 2,046,441 shares
    issued and outstanding                                                 2,051,441       2,046,441
  Capital surplus                                                          7,770,987       7,750,987
  Retained earnings (deficit)                                                709,996        (222,155)
  Accumulated other comprehensive (loss)                                     (81,411)       (130,092)
                                                                        ------------    ------------
        Total shareholders' equity                                      $ 10,451,013    $  9,445,181
                                                                        ------------    ------------

                                                                        $123,821,893   $103,685,178
       Total liabilities and shareholders' equity                       ============   ============



          See Accompanying Notes to Consolidated Financial Statements

                  MARATHON FINANCIAL CORPORATION & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                                               For the Nine Months     For the Quarter
                                                               Ended September 30,   Ended September 30,
                                                             2000        1999         2000         1999
                                                             ----        ----         ----         ----
Interest and dividend income:
 Interest and fees on loans                              $6,003,836   $5,381,689   $2,124,295   $1,844,795
 Interest on investment securities:
  Taxable                                                   235,799      190,961       79,357       65,569
  Non-taxable                                                31,379        4,975       11,947        4,823
 Interest and dividends on securities available for
  sale:                                                     196,240      185,697       68,829       61,694
  Taxable                                                    21,491       10,773       10,478        4,721
  Non-taxable                                                28,688       20,873        9,568        5,505
  Dividends taxable
 Interest on federal funds sold                             498,618      345,615      195,150      175,090
                                                         ----------   ----------   ----------   ----------
    Total interest and dividend income                   $7,016,051   $6,140,583   $2,499,624   $2,162,197
                                                         ----------   ----------   ----------   ----------

Interest expense:
 Interest on deposits                                    $2,959,208   $2,567,666   $1,077,413   $  914,322
 Interest on capital lease obligations                       12,951       13,426        4,284        4,413
                                                         ----------   ----------   ----------   ----------
    Total interest expense                               $2,972,159   $2,581,092   $1,081,697   $  918,735
                                                         ----------   ----------   ----------   ----------

   Net interest income                                   $4,043,892   $3,559,491   $1,417,927   $1,243,462

Provision for loan losses                                   273,400      175,000      130,000       60,000
                                                         ----------   ----------   ----------   ----------

   Net interest income after provision for loan losses   $3,770,492   $3,384,491   $1,287,927   $1,183,462
                                                         ----------   ----------   ----------   ----------

Other income:
 Service charges on deposit accounts                     $  607,811   $  578,977   $  223,745   $  206,076
 Commissions and fees                                        28,555       22,495       10,043        8,502
 Other                                                       43,971       38,039       18,191       10,316
                                                         ----------   ----------   ----------   ----------
    Total other income                                   $  680,337   $  639,511   $  251,979   $  224,894
                                                         ----------   ----------   ----------   ----------

Other expenses:
 Salaries and employee benefits                          $1,445,663   $1,402,414   $  499,838   $  479,620
 Net occupancy expense of premises                          168,419      163,514       56,456       54,290
 Furniture and equipment                                    229,695      276,204       72,636       90,139
 Legal and professional                                     189,445       47,506      121,844       10,799
 Stationery and supplies                                    144,055      126,443       49,439       47,303
 Postage                                                     94,947       92,647       29,019       36,783
 Marketing                                                   61,306       61,786       22,206       22,884
 Telephone                                                   89,592       67,081       28,235       25,864
 Directors' fees                                             93,025       61,150       29,725       16,550
 ATM expenses                                               140,597      145,716       41,107       69,372
Other operating expenses                                    358,073      383,548      118,348      123,563
                                                         ----------   ----------   ----------   ----------
    Total other expenses                                 $3,014,817   $2,828,009   $1,068,853   $  977,167
                                                         ----------   ----------   ----------   ----------



Income before income taxes                               $1,436,012   $1,195,993   $  471,053   $  431,189
Provision for income tax                                    503,861      408,943      184,649      142,688
                                                         ----------   ----------   ----------   ----------
    Net income                                           $  932,151   $  787,050   $  286,404   $  288,501
                                                         ==========   ==========   ==========   ==========

 Earnings per share, basic                               $      .45   $      .38   $      .14   $      .14
                                                         ==========   ==========   ==========   ==========

 Earnings per share, assuming dilution                   $      .45   $      .38   $      .14   $      .14
                                                         ==========   ==========   ==========   ==========

          See Accompanying Notes to Consolidated Financial Statements

                  MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             For the Nine Months Ended September 30, 2000 and 1999



                                                                             Accumulated
                                                                Retained        Other                           Total
                                      Common       Capital      Earnings    Comprehensive   Comprehensive   Shareholders
                                       Stock       Surplus     (Deficit)        (Loss)          Income         Equity
                                    -----------  -----------  ------------  --------------  --------------  -------------

Balance, December 31, 1998          $2,063,186   $7,849,522   $(1,149,568)      $  26,973                    $ 8,790,113
   Comprehensive income:
      Net income                                                  787,050                       $ 787,050        787,050
      Other comprehensive income,
         unrealized (loss) on
         securities available for                                                (118,676)       (118,676)      (118,676)
         sale (net of tax $61,135)                                                              ---------
   Total comprehensive income                                                                   $ 668,374
                                                                                                =========

   Issuance of common stock -
      exercise of stock options
        (500 shares)                       500        2,000                                                       2,500


Acquisition of common stock
     (13,144 shares)                   (13,144)     (78,490)         ----            ----                       (91,634)
                                    ----------   ----------   -----------       ---------                    -----------

Balance, September 30, 1999         $2,050,542   $7,773,032   $  (362,518)      $ (91,703)                  $ 9,369,353
                                    ==========   ==========   ===========       ==========                   ===========




                                                                             Accumulated
                                                               Retained         Other                          Total
                                      Common      Capital      Earnings     Comprehensive   Comprehensive   Shareholders
                                      Stock       Surplus      (Deficit)    Income/(Loss)      Income          Equity
                                    ----------   ----------   -----------   -------------   -------------   ------------
Balance, December 31, 1999          $2,046,441   $7,750,987   $  (222,155)      $(130,092)                   $ 9,445,181
   Comprehensive income:
      Net income                                                  932,151                       $ 932,151        932,151
      Other comprehensive income,
         Unrealized (loss) on
         securities available for
         sale  (net of tax  $25,078)                                               48,681          48,681         48,681
                                                                                                ---------
   Total comprehensive income                                                                   $ 980,832
                                                                                                =========

   Issuance of common stock -
      Exercise of stock options
        (5000 shares)                    5,000       20,000                                                       25,000
                                    ----------   ----------   -----------       ----------                   -----------
Balance, September 30, 2000         $2,051,441   $7,770,987   $   709,996       $ (81,411)                   $10,451,013
                                    ==========   ==========   ===========       =========                    ===========


          See Accompanying Notes to Consolidated Financial Statements

                  MARATHON FINANCIAL CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
             For the Nine Months Ended September 30, 2000 and 1999

                                                                                    2000            1999
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $    932,151    $    787,050
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Amortization                                                              38,229          84,074
        Depreciation                                                             181,534         175,360
        Net amortization and (accretion) on securities                             7,949          (8,517)
        Provision for loan loss                                                  273,400         175,000
        Deferred tax expense                                                         ---          24,826
        Loss on sale of other real estate                                         10,264             ---
        Origination of loans available for sale                               (3,184,469)     (4,790,566)
        Proceeds from sale of loans available for sale                         2,977,553       5,850,309
        Changes in assets and liabilities:
          (Increase) in other assets                                            (117,325)        (72,753)
          (Increase) in accrued interest receivable                              (73,587)        (56,595)
          Increase (Decrease) in accounts payable and accrued expenses           (94,582)        175,031
          Increase in interest expense payable                                    37,582          14,504
                                                                            ------------    ------------
                 Net cash provided by operating activities                  $    988,699    $  2,357,723
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities, calls and principal payments
   on securities held to maturity                                           $    250,000    $  1,104,571
   Proceeds from maturities, calls and principal payments
   on securities available for sale                                               51,241         378,310
   Purchase of securities available for sale                                  (1,495,634)       (666,920)
   Purchase of securities held to maturity                                    (1,286,481)     (1,615,335)
   Net (increase) in loans                                                   (11,968,878)    (12,917,638)
   Purchase of bank premises and equipment                                      (379,761)       (177,937)
   Proceeds from sale of other real estate                                       172,954            ----
                                                                            ------------    ------------
          Net cash used in investing activities                             $(14,656,559)   $(13,894,949)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits,
   NOW accounts and savings accounts                                        $ 12,516,184    $ 11,122,959
   Net increase in certificates of deposits                                    6,860,852       5,877,019
   Principal payments on capital lease obligation                                 (4,973)         (4,591)
   Cash dividends paid                                                          (184,180)       (165,055)
   Proceeds from issuance of common stock                                         25,000           2,500
   Purchase of common stock                                                         ----         (91,634)
                                                                            ------------    ------------
             Net cash provided by financing activities                      $ 19,212,883    $ 16,741,198
                                                                            ------------    ------------

   Increase in cash and cash equivalents                                    $  5,545,023    $  5,203,972
 CASH AND CASH EQUIVALENTS
                                                                           -------------    ------------
          Beginning                                                           14,627,673      12,814,428
                                                                            ------------    ------------
          Ending                                                            $ 20,172,696    $ 18,018,400
                                                                            ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash payments for:
                                                                            $  2,934,577    $  2,566,587
        Interest                                                            ============    ============

        Income taxes                                                        $    592,820    $    237,516
                                                                            ============    ============

SUPPLEMENTAL SCHEDULE NONCASH INVESTING ACTIVITIES
   Unrealized gain (loss) on securities available for sale                  $     73,759    $   (179,811)
                                                                            ============    ============

           See Accompanying Notes to Consolidated Financial Statements

                  MARATHON FINANCIAL CORPORATION & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they contain all adjustments necessary to present fairly the financial position and results of operations of cash flows for the interim periods. They do not include all of the information and footnotes required by generally accepted accounting principles. These statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for year ended December 31, 1999.

2. The results of operations for the nine-month period ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. Securities held to maturity and available for sale as of September 30, 2000 and December 31, 1999 are:


                                                             September 30, 2000       December 31, 1999
Held to Maturity                                               Amortized Cost          Amortized Cost
----------------                                           ------------------------    ------------------


US government & federal agencies                                   $5,334,750           $4,687,181
Obligations of state and political subdivisions                     1,346,610              959,610
                                                                   ----------           ----------
                                                                   $6,681,360           $5,646,791
                                                                   ==========           ==========

                                                                   Fair Value           Fair Value
                                                                   ----------           ----------

US government & federal agencies                                   $5,252,579           $4,541,063
Obligations of state and political subdivisions                     1,336,143              942,396
                                                                   ----------           ----------
                                                                   $6,588,722           $5,483,459
                                                                   ==========           ==========



                                                             September 30, 2000       December 31, 1999
Available for Sale                                             Amortized Cost           Amortized Cost
------------------                                        ------------------------     ------------------


US government & federal agencies                                   $4,895,943           $4,115,468
Mortgage-backed securities                                            213,520               15,042
Obligations of state & political subdivisions                         776,256              567,007
Other                                                                 830,350              580,350
                                                                   ----------           ----------
                                                                   $6,716,069           $5,277,867
                                                                   ==========           ==========

                                                                   Fair Value           Fair Value
                                                                   ----------           ----------


US government & federal agencies                                   $4,785,838           $3,944,510
Mortgage-backed securities                                            213,333               15,765
Obligations of state & political subdivisions                         763,351              540,132
Other                                                                 830,350              580,350
                                                                   ----------           ----------
                                                                   $6,592,872           $5,080,757
                                                                   ==========           ==========

4.  The consolidated entity's loan portfolio is composed of the following:

                                                          September 30, 2000       December 31, 1999
                                                         --------------------      -----------------
Loans secured by real estate:
     Construction and land development                         $12,857,779           $10,649,150
     Secured by farmland                                           702,199               744,207
     Secured by 1-4 family residential                          18,847,027            16,718,530
     Multi-family residential                                    2,050,456             2,348,910
     Nonfarm, nonresidential loans                              12,403,259            12,037,683
Loans to farmers (except those secured by real
     estate)                                                       485,370               219,648
Commercial and industrial loans (except those
     secured by real estate)                                    25,662,629            19,041,184
Loans to individuals (except those secured by real estate)      13,870,460            13,310,704
                                                                   539,945               556,726
All other loans                                                -----------           -----------
                                                               $87,419,124           $75,626,742

    Less:                                                          112,274               330,407
       Unearned income                                             877,531               769,410
                                                               -----------           -----------
       Allowance for loan losses                               $86,429,319           $74,526,925
                                                               ===========           ===========

     The company had non-accrual loans, which were excluded from the impaired loan disclosure under FASB 114, which amounted to $414,638 on September 30, 2000 and $40,541 on December 31, 1999.

5.  Reserve for Loan Losses:

                                                         September 30, 1999        December 31, 1999
                                                         ------------------        -----------------

Balance, beginning                                             $ 769,410             $ 754,597
Provision charged to operating expense                           273,400               260,000
Recoveries                                                        61,946                27,505
Loan losses charged to the allowance                            (227,225)             (272,692)
                                                               ---------             ---------
Balance, ending                                                $ 877,531             $ 769,410
                                                               =========             =========


6.    Weighted average shares outstanding computation

     The following shows the weighted average number of shares used in computing basic earnings per share and the effect on weighted average number of shares of diluted potential common stock.


                                                9/30/00                         9/30/99

                                                          Per Share                       Per Share
                                          Shares            Amount         Shares           Amount
                                    ------------------  ---------------  --------------  -------------
Basic earnings per share                     2,051,215        $.45       2,057,473           $.38
                                                              ====                           ====

Effect of dilutive securities:
     Stock options                              15,027                      37,022
                                             ---------                   ---------
Diluted earnings per share                   2,066,242        $.45       2,094,495           $.38
                                             =========        ====       =========           ====

     Stock options of 5,000 shares were not included in computing diluted earnings per share for the first, second and third quarters of 2000 because their effects were antidilutive.

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

8.       Proposed Merger

         Rockingham Heritage Bank (NASDAQ Small Cap: RKNG) and the Corporation have approved a definitive merger of equals agreement. This transaction has been approved by the regulatory authorities and shareholders of both MFC and RKNG. Under the terms of the merger agreement, the existing holding company of Marathon Financial Corporation will be utilized, changing its name to Premier Community Bankshares, Inc. (Premier). Marathon and Rockingham will operate as separate banks. Rockingham Heritage shareholders will receive 1.58 shares of Premier common stock for each share of Rockingham Heritage common stock. The transaction will be a tax-free exchange of shares and be accounted for as a pooling-of-interest. It is anticipated that the merger will become effective in the fourth quarter of 2000. As of December 31, 1999, RKNG had assets of $101.1million, net loans of $77.9 million, total deposits of $87.8 million and total shareholders' equity of $11.6 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL
-------

Marathon Financial Corporation ("the Corporation") is a bank holding company that was incorporated under the laws of the Commonwealth of Virginia in June 1989. The Corporation owns all of the outstanding stock of its sole subsidiary. The Marathon Bank ("the Bank"), which was incorporated in August 1987 and acquired by the Corporation in October 1990, in accordance with the Plan of Exchange approved by the shareholders of the Bank in June 1990. The Corporation is headquartered in Frederick County, Virginia. The Corporation is a holding company for the Bank and is not directly engaged in the operation of any other business.

The Bank is engaged in the business of offering banking services to the general public. It offers checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans, It also offers travelers checks, safe deposit, collection, notary public and other customary bank services (with the exception of trust services) to its customers. The three principal types of loans made by the Bank are: (1) commercial and industrial loans; (2) real estate loans; and (3) loans to individuals for household, family and other consumer expenditures.


FINANCIAL CONDITION
-------------------

Assets
------

Total assets at September 30, 2000 were $123.8 million compared to $103.7 million at December 31, 1999, an increase of $20.1 million or 19.4%. Net loans increased $11.7 million or 15.7% during the first nine months of 2000 to $86.2 million at September 30, 2000. Commercial loans increased by $12.2 million or 32.0%, real estate loans decreased $1.0 million or 4.5%, and consumer loans decreased $500 thousand or 3.7% during the first nine months of 2000. Investment securities amounted to $13.3 million at September 30, 2000, an increase of $2.5 million or 23.7% over the first nine months. This increase consisted mainly of a $1.5 million jump in federal agency securities or 17.2% and an increase in municipal securities of $610 thousand or 40.7% above the December 31, 1999 balance. Federal funds sold increased from $6.6 million to $14.3 million at September 30, 2000. This increase is the result of deposits growing at a faster rate than loan growth. Total earning assets increased by $22.2 million or 24.1% during the first nine months of 2000. The amount of total earning assets of $114.0 million represented 92.1% of total assets at September 30, 2000.

Liabilities
-----------

Total liabilities at September 30, 2000 were $113.4 million, a $19.1 million or 20.3% increase over the balance at December 31, 1999. Total deposits at September 30, 2000 grew to $112.7 million, an increase of $19.4 million or 20.8% above the 1999 year end balance. The rate of growth was uniform for all types of deposits with little change in the product mix over the first nine months of 2000. At September 30, 2000 non-interest bearing deposits were 15.3% of total assets compared to only 12.5% at December 31, 1999. Interest bearing demand deposit balances represented 20.8% of total assets after the first nine months of 2000, an increase from 19.7 % at 1999 year end. This growth in low interest bearing and non-interest bearing deposits coupled with a $2.2 million decrease in cash held allowed the bank to invest a greater percentage of assets in federal funds and still maintain a net interest margin above that of its peers.

Capital Resources
-----------------

Total shareholders' equity amounted to $10.5 million as of September 30, 2000, an increase of $1.0 million or 10.6% over the $9.4 million at December 31, 1999. The increase was due to net income for the first nine months of $932.2 thousand and a decrease in unrealized losses on securities available for sale of $48.7 thousand net of tax. An additional $25.0 thousand of capital was raised through the exercise of stock options equating to 5000 additional shares of common stock. The Corporation's leverage ratio at September 30, 2000 was 9.3%, while the tier 1 risk-based capital ratio was 11.48%.

Non-performing Assets
---------------------

The Corporation's non-performing assets consists of non-accrual loans and property acquired through foreclosure. At December 31, 1999 foreclosed property and non-accruals totaled $183 thousand and $41 thousand respectively. At September 30, 2000 non-accruals totaled $415 thousand while all foreclosed property had been sold leaving a zero balance. The non-accruals consisted of
$320.8   thousand secured by real estate.

RESULTS OF OPERATIONS
---------------------

Net Operating Results
---------------------

Net income for the nine months ending September 30, 2000 was $932.2 thousand compared to net income for the corresponding period in 1999 of $787.1 thousand. This represented an increase of $145.1 thousand or 18.4%. Basic diluted earnings per share for the first three quarters of 2000 was $0.45, up from $0.38 per share for the first nine months of 1999. The annualized returns on assets and equity for the nine month period through September 30, 2000 were 1.10% and 12.52% respectively compared to 1.05% return on assets and 11.62% return on equity for the same period in 1999. The increase in net income is attributed to the growth in earning assets and a continuing strong net interest margin that runs well above other banks in the peer group. The Bank has improved its efficiency ratio during 2000, which is an overhead cost control indicator.

For the third quarter of 2000 net income was $286.4. Basic and diluted earnings per share were $0.14. The annualized returns on assets and equity were 0.95% and 11.03% respectively. This compares with net income for the third quarter of 1999 of $288.5 thousand resulting in an earnings per share of $0.14 for both basic and diluted with returns on assets and equity of 1.07% and 12.38% respectively.

Provision for Loan Losses
-------------------------

The reserve for loan losses at September 30, 2000 was $877.5 thousand. Provisions to the reserve totaling $273.4 thousand were partially offset by a net loan charge-off of $165.3 during the first nine months of the year. The increase in provision is in proportion to the loan growth. The reserve balance is 1.01% of gross loans at September 30, 2000. Management has analyzed the credit quality of loans and believes the reserve balance is adequate.

Non-Interest Income
-------------------

Non-interest income for the first three quarters of 2000 was $680.3 thousand, an increase of $40.8 thousand or 6.4% above the same period of 1999. Most of this increase occurred from NSF charges resulting from a growing checking account portfolio.

Non-Interest Expense
--------------------

Non-interest expense through the first three quarters of 2000 totaled $3,014.8 thousand, an increase of $186.8 thousand or 6.6% over the same period of 1999. During the third quarter of 2000 The Bank expensed $102.8 thousand for legal and professional costs associated with the pending merger with Rockingham Heritage Bank in Harrisonburg, Virginia. The Bank is required to reflect these costs in the income statement during the period that they are incurred. Furthermore, these costs are not deductible for federal income tax purposes. Telephone expense for the nine months period was $89.6 thousand, up $22.5 thousand or 33.6% from the corresponding period of 1999. Additional activity on data entry lines for the computer system was partially responsible for this increase. The Bank's efficiency ratio improved from 67.3% for the first nine months of 1999 to 63.2% for the same period of 2000.

LIQUIDITY
---------

The liquidity position of The Corporation reflects its ability to meet current and future obligations through the management of current assets. Current or liquid assets include cash, balances with other banks, federal funds sold,
investments, and loans maturing within one year.   At September 30, 2000 the
Corporation has $45.3 million in cash and assets that could be converted to cash within one year to meet the financial requirements of depositors and the credit needs of customers. This balance consists of $5.8 million in cash and due from banks, $14.3 million in federal funds sold, $5.1 million in investments available for sale, and $20.1 million in loans maturing within one year. In addition to these funds The Bank has access to borrowing in federal funds totaling $6.6 million and a line of credit availability through the Federal Home Loan Bank equal to 16% of The Marathon Bank's total assets. At September 30, 2000 The Bank had unused commitments to fund loans totaling $14.6 million of which $8.4 are secured by real estate. Management believes that this level of liquidity is more than adequate to meet its customers credit needs.




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

                  Exhibit 10.5 Lease between The Marathon Bank and Lessors, Keith R. Lantz and Mary G. Lantz for land upon which the bank has erected a permanent structure to house the branch office at 1014 South Main Street, Woodstock, Virginia, incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997
                  (File No. 0-18868).

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

                                                 MARATHON FINANCIAL CORPORATION

DATE:  September 30, 2000
                                                 /s/ Donald L. Unger
                                                 -------------------------
                                                 DONALD L. UNGER
                                                 PRINCIPAL EXECUTIVE OFFICER



DATE:  September 30, 2000
                                                 /s/ Frederick A. Board
                                                 --------------------------
                                                 FREDERICK A. BOARD
                                                 PRINCIPAL FINANCIAL OFFICER