Form 10QSB
period 2001-03-31
PREMIER COMMUNITY BANKSHARES INC
filed 2001-05-15
CIK 854399

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001
                         Commission file number 0-18868

                       PREMIER COMMUNITY BANKSHARES, INC.
                 (Name of Small Business Issuer in its Charter)

             Virginia                          54-1560968
             --------                          ----------
   (State or Other Jurisdiction      (I.R.S. Employer Identification No.)
   Of Incorporation or Organization)


         4095 Valley Pike
       Winchester, Virginia                       22602
       --------------------                       -----
  (Address of Principal Executive              (Zip Code)
             Offices)

                                 (540) 869-6600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                         Name of Each Exchange
       Title of Each Class                On Which Registered
       -------------------                -------------------
               None                               N/A

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
 YES__X__  NO______


       As of May 10, 2001, there were 4,546,695 shares of the Registrant's common stock outstanding.

                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

       The following financial statements are provided at the page numbers indicated.

       Consolidated Statements of Condition
       As of March 31, 2001 and December 31, 2000..........................3

       Consolidated Statements of Income for
        The Three Months Ended March 31, 2001 and 2000.....................4

       Consolidated Statements of Changes in
       Stockholders Equity for the Three Months
       Ended March 31, 2001 and 2000.......................................5

       Consolidated Statements of Cash Flow for the
       Three Months Ended March 31, 2001 and 2000..........................6

       Notes to Consolidated Financial Statements..........................7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.......................................10



Part II.  OTHER INFORMATION...............................................13

       Signature..........................................................14

                          PART I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
                           Consolidated Balance Sheets
                      (In Thousands, Except for Share Data)

                                                               (Unaudited)
                                                                 March 31,     December 31,
Assets:                                                             2001           2000
                                                            ------------------------------
Cash and due from banks                                          $ 10,470       $ 10,745
Interest-bearing deposits in other banks                              499          2,020
Federal funds sold                                                 24,050         16,996
Securities available for sale, at fair value                       12,005         15,034
Securities held to maturity (fair value: March 31, 2001,
       $6,782  December 31, 2000  $8,027)                           6,670          8,029
Loans held for sale                                                   537            155
Loans, net of allowance for loan losses of $2,120,
       March 31, 2001, $2,000 December 31, 2000)                  191,643        185,706
Bank premises and equipment, net                                    4,851          4,874
Accrued interest receivable                                         1,250          1,377
Other assets                                                        1,398          1,379
                                                            ------------------------------
Total assets                                                    $ 253,373      $ 246,315
                                                            ==============================


Liabilities and Shareholders' Equity
Liabilities:
     Deposits:
          Non-interest bearing demand deposits                   $ 34,521       $ 33,099
          Savings and interest-bearing demand deposits             65,478         63,274
          Time deposits                                           120,145        115,782
                                                            ------------------------------
                 Total deposits                                   220,144        212,155
Federal Home Loan Bank advances                                     7,253          8,500
Short-term borrowings                                                   0            545
Interest expense payable                                              409            457
Accounts payable and accrued expenses                               1,034            683
Capital lease payable                                                 210            211
Dividends payable                                                       0            456
Commitments and contingent liabilities                                  0              0
                                                            ------------------------------
     Total liabilities                                            229,050        223,007

Shareholders' Equity
Preferred stock, Series A, 5% noncumulative, no par
     value; 1,000,000 shares authorized and unissued            $     -        $     -
Common stock, $1 par value, 20,000,000 shares authorized
     March 31, 2001, 4,546,695 shares issued and outstanding;
     December 31, 2000, 4,546,695 shares issued and outstanding    4,547          4,547
Capital surplus                                                   15,118         15,118
Retained earnings                                                  4,394          3,634
Accumulated other comprehensive income                               264              9
      Total shareholders' equity                                  24,323         23,308
                                                            ------------------------------
                                                               $ 253,373      $ 246,315
                                                            ==============================

          See Accompanying Notes to Consolidated Financial Statements

                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
                        Consolidated Statements of Income
                      (In Thousands, Except for Share Data)

                                                          (Unaudited)
                                                  For the Three Months Ended
                                                           March 31,
                                                      2001           2000
                                               ---------------------------------
Interest and dividend income:
   Interest and fees on loans                          $ 4,388        $ 3,650
   Interest on investment securities
      Nontaxable                                            25              9
      Taxable                                               84            207
   Interest and dividends on securities
          available for sale:
      Nontaxable                                            10              6
      Taxable                                              188             62
      Dividends                                             18             15
   Interest on deposits in banks                            22             15
   Interest on federal funds sold                          245            220
                                               ---------------------------------
          Total interest and dividend income           $ 4,980        $ 4,184
                                               ---------------------------------

Interest expense:
   Interest on deposits                                $ 2,220        $ 1,766
   Interest on capital lease obligations                     4              4
   Interest on short-term borrowings                       127             33
                                               ---------------------------------
          Total interest expense                       $ 2,351        $ 1,803
                                               ---------------------------------
          Net interest income                          $ 2,629        $ 2,381
Provision for loan losses                                  125            103
                                               ---------------------------------
Net interest income after provision
     for loan losses                                   $ 2,504        $ 2,278
                                               ---------------------------------

Noninterest income
   Service charges on deposit accounts                 $   308        $   273
   Commissions and fees                                     50             15
   Other                                                    21             11
                                               ---------------------------------
          Total noninterest income                     $   379        $   299
                                               ---------------------------------

Noninterest expense
    Salaries and employees                             $   978        $   863
    Net occupancy expense of premises                      120            101
    Furniture and equipment                                134            132
    Merger expenses                                          4              0
    Other                                                  507            516
                                               ---------------------------------
          Total noninterest expenses                   $ 1,743        $ 1,612
                                               ---------------------------------

          Income before income taxes                   $ 1,140        $   965

Provision for income taxes                                 380            322
                                               ---------------------------------
          Net income                                   $   760       $    643
                                               =================================

Average shares:
    Basic                                            4,546,695      4,562,869
    Assuming dilution                                4,611,741      4,628,775

Earnings per common per share:
    Basic                                                 0.17           0.14
    Assuming dilution                                     0.16           0.14



          See Accompanying Notes to Consolidated Financial Statements

                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
           Consolidated Statement of Changes in Shareholders' Equity
               For the Three Months Ended March 31, 2001 and 2000
                                 (In Thousands)
                                   (Unaudited)

                                                                          Accumulated
                                                                             Other                               Total
                                         Common    Capital   Retained    Comprehensive     Comprehensive     Shareholders'
                                         Stock     Surplus   Earnings    Income (Loss)     Income (Loss)        Equity
                                       ---------------------------------------------------------------------------------
Balance December 31, 1999               $ 4,558   $15,163     $1,546      $     (194)                         $ 21,073

Comprehensive Income
  Net income                                                     643                              643              643
  Other comprehensive income
     net of tax
  Unrealized loss on available for
     sale securities (net of tax $9)                                            ($18)            ($18)            ($18)
                                                                                           --------------
  Total comprehensive income                                                                    $ 625
                                                                                           ==============

Issuance of common stock-
     exercise of stock options
     (5,000 shares)                           5        20                                                           25
                                       ---------------------------------------------------------------------------------
Balances - March 31, 2000               $ 4,563   $15,183     $2,189      $     (212)                         $ 21,723
                                       =================================================================================


                                                                          Accumulated
                                                                             Other                              Total
                                         Common    Capital   Retained    Comprehensive     Comprehensive     Shareholders'
                                         Stock     Surplus   Earnings        Income            Income          Equity
                                       ---------------------------------------------------------------------------------
Balance December 31, 2000               $ 4,547   $15,118     $3,634      $        9                          $ 23,308

Comprehensive Income
  Net income                                                     760                            $ 760
  Other comprehensive income
     net of tax
  Unrealized loss on available for
     sale securities (net of tax $131)                                           255              255
                                                                                           --------------
  Total comprehensive income                                                                  $ 1,015
                                                                                           ==============


                                       ----------------------------------------------------                  -----------
Balances - March 31, 2001               $ 4,547   $15,118     $4,394      $      264                          $ 24,323
                                       ====================================================                  ===========



          See Accompanying Notes to Consolidated Financial Statements

               PREMIER COMMUNITY BANKSHARES
            Consolidated Statements of Cash Flows
     For the Three Months Ended March 31, 2001 and 2000
                      (In Thousands)
                        (Unaudited)

                                                                   2001         2000
                                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $   760      $   643
Adjustments to reconcile net income
to net cash provided by operating activities:
  Amortization                                                         18           14
  Depreciation                                                         94          112
  Net amortization and (accretion) on securities                       (3)           2
  Provision for loan loss                                             125          104
  Deferred tax expense                                                (13)           -
  Loss on sale of other real estate                                     -           10
  Origination of loans available for sale                            (856)      (1,090)
  Proceeds from sale of loans available for sale                      474          914
  Changes in assets and liabilities:
    (Increase) Decrease in other assets                                40         (121)
    (Increase) Decrease in accrued interest receivable                127          (31)
    Increase in accounts payable and accrued expenses                 215          162
    Increase in interest expense payable                               88           30
                                                             ----------------------------
Net cash provided by operating activities                         $ 1,069        $ 749

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments
on securities held to maturity                                    $ 1,358         $ 20
Proceeds from maturities, calls and principal payments
on securities available for sale                                    4,020           87
Purchase of securities available for sale                            (804)        (798)
Purchase of securities held to maturity                                 -         (596)
Net (increase) in loans                                            (6,062)      (8,942)
Purchase of bank premises and equipment                               (64)        (283)
Proceeds from sale of other real estate                                 -            8
                                                             ----------------------------
Net cash used in investing activities                            $ (1,552)   $ (10,504)
                                                             ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non interest bearing deposits                     $ 1,422      $ 5,198
Net increase in certificates of deposits                            6,568        5,305
Net increase (decrease) in borrowings                                  (2)       2,080
Principal payments on capital lease obligation                       (455)          (1)
Cash dividends paid                                                     -         (184)
Proceeds from issuance of common stock                                  -           25
Reduction in borrowed money                                        (1,792)           -
                                                             ----------------------------
Net cash provided by financing activities                        $  5,741     $ 12,423
                                                             ----------------------------

Increase in cash and cash equivalents                            $  5,258     $  2,668
Beginning                                                          29,761       26,211
                                                             ----------------------------
Ending                                                           $ 35,019     $ 28,879
                                                             ============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
   Interest                                                       $ 2,329      $ 1,753
                                                             ============================

   Income taxes                                                       $ 1         $ 29
                                                             ============================

Unrealized gain (loss) on securities available for sale              $ 98        $ (22)
                                                             ============================


           See Accompanying Notes to Consolidated Financial Statements

                        PREMIER COMMUNITY BANKSHARES, INC

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
               For the Three Months Ended March 31, 2001 and 2000


Note 1.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Incorporated ("Premier" or the "Corporation") for the periods ending March 31, 2001 and December 31, 2000, and the result of operations and cash flows for the three months ended March 31, 2001 and 2000. The statements should be read in conjunction with the Notes to Financial Statements included in Premier's Annual Report for the year ended December 31, 2000.

       In November, 2000 Premier changed its name from Marathon Financial Corporation and acquired all of the issued and outstanding capital stock of Rockingham Heritage Bank and its subsidiary, RHB Services, Incorporated. Rockingham Heritage Bank and its subsidiary were merged into Premier under the pooling of interest method of accounting. Premier also owns The Marathon Bank. The amounts previously reported for the periods presented have been retroactively restated to reflect the acquisition of Rockingham and its subsidiary.

Note 2.

       The results of operations for the three month period ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


Note 3.  Securities

       Securities held to maturity as of March 31, 2001 are summarized as follows (amounts in thousands):


                                             Gross        Gross
                            Amortized     Unrealized    Unrealized     Fair
                               Cost          Gains       (Losses)      Value
                            ---------------------------------------------------
                                              March 31, 2001
                            ---------------------------------------------------
U.S. Government and
   federal agencies             $4,488        $ 75         $0        $4,563
Obligations of state and
   political subdivisions        1,760          35          0         1,795
Corporate bonds                      0           0          0             0
Mortgage-backed securities         159           2          0           161
Other                              263           0          0           263
                            ---------------------------------------------------
                                $6,670        $112         $0        $6,782
                            ===================================================

        Securities available for sale as of March 31, 2001 are summarized below:


                                             Gross        Gross
                            Amortized     Unrealized    Unrealized     Fair
                               Cost          Gains       (Losses)      Value
                            ---------------------------------------------------
                                              March 31, 2001
                            ---------------------------------------------------
U.S. Government and
   federal agencies             $8,811        $71         $0         $8,882
Obligations of state and
   political subdivisions          774         15         (1)           788
Corporate bonds                    250         50          0            300
Mortgage-backed securities         676          6          0            682
Other                            1,353          0          0          1,353
                            ---------------------------------------------------
                               $11,864       $142        ($1)   $12,005
                            ===================================================





Note 4. Loans.

       The consolidated loan portfolio is composed of the following:

                                      March 31,   December 31,
                                         2001        2000
                                    ----------------------------
                                             (000 Omitted)
                                    ----------------------------


Mortgage loans on real estate:
  Construction and land development    $ 16,068   $ 14,474
  Secured by farmland                     1,316        892
  Secured by 1-4 family residential      43,024     36,966
  Multi-family residential                4,783      4,809
  Nonfarm, nonresidential                62,298     52,982
Loans to farmers                             32        477
Commercial loans                         45,711     56,155
Consumer installment loans               19,020     19,935
All other loans                           1,679      1,224
                                    ----------------------------
Total loans                           $ 193,931   $187,914

Less:  Unearned income                      168        208
Allowance for loan losses                 2,120      2,000
                                    ----------------------------
Loans, net                            $ 191,643   $185,706
                                    ============================



Impaired loans totaled $0 and $279 thousand at March 31, 2001 and December 31, 2000, respectively. Nonaccrual loans excluded from impaired loans disclosure under FASB 114 amounted to $80 thousand and $92 thousand at March 31, 2001 and December 31, 2000, respectively.

Note 5. Reserve for Loan Losses.

       The following is a summary of transactions in the reserve for loan losses:

                                     March 31,  December 31,
                                         2001        2000
                                    -----------------------
                                           (000 Omitted)
                                    -----------------------

Balance, beginning                      $2,000     $1,689
   Provision for loan losses               125        483
   Recoveries                               18        110
   Loan losses charged to the
     allowance                             (23)      (282)
                                    -----------------------
   Balance, ending                      $2,120     $2,000
                                    =======================




Note 6.  Earnings Per Share


      The following table shows the weighted average number of shares used in computing basic earnings per share and the effect on weighted average number of shares of diluted potential common stock.


                                     March 31st,            March 31st
                                        2001                   2000
                               --------------------------------------------
                                 Shares       Amount     Shares     Amount
                               --------------------------------------------

Basic earnings per share        4,546,695     $0.17    4,562,869     $0.14

Effect of dilutive securities:
Stock options                      65,046                 65,906

Diluted earnings per share      4,611,741     $0.16    4,628,775     $0.14



       Options of 19,523 and 20,044 were not included in computing diluted EPS for March 31, 2001 and March 31, 2000, respectively, because their effects were anti-dilutive.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Summary


GENERAL

         Premier Community Bankshares, Incorporated ("Premier" or the "Corporation") is a Virginia multi-bank holding company headquartered in Winchester, Virginia. The Corporation owns The Marathon Bank as well as Rockingham Heritage Bank and its subsidiary, RHB Services, Inc. Rockingham Heritage Bank and its subsidiary were merged into Premier in a pooling of interests transaction consummated on November 20, 2000. Concurrent with the merger, Marathon Financial Corporation changed its name to Premier Community Bankshares, Inc. The consolidated statements include the accounts of Premier and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated.

         The Corporation and its subsidiaries, The Marathon Bank and Rockingham Heritage Bank are engaged in the business of offering banking services to the general public. Premier offers checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Corporation also offers travelers checks, safe deposit boxes, collection, notary public and other customary bank services (with the exception of trust services) to its customers. The three principal types of loans made by Premier are: (1) commercial and industrial loans; (2) real estate loans; and (3) loans to individuals for household, family and other consumer expenditures.


TOTAL ASSETS

         Total assets of Premier increased to $253.4 million at March 31, 2001 compared to $246.3 million at December 31, 2000 representing an increase of $7.1 million or 2.9%. Net loans at March 31, 2001, were $191.6 million, an increase of $5.9 million from the December 31, 2000 balance of $185.7 million. Continued loan demand and reductions in interest rates fueled the loan growth experienced for the first three months of 2001. The investment portfolio decreased 19.0% to
18.7 million at March 31, 2001 compared to $23.1 million at December 31, 2000. Federal funds sold increased $7.1 million to $24.1 million at March 31, 2001 compared to $17.0 million at December 31, 2000. The decline in interest rates spurred an increase in securities being called prior to their normal maturity dates. The funds derived from the redeemed securities were invested into fed funds. This equates to an increase in earning assets of $7.5 million or 3.3% for the three months ending March 31, 2001.


ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses, as of March 31, 2001, was $2.1 million. This is an increase of $120 thousand or 0.6% since December 31, 2000. This gives the bank a 1.09% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

LIABILITIES

         Total deposits increased to $220.1 million at March 31,2001, from a balance of $212.2 million at December 31, 2000 which is an increase of $7.9 million or 3.8%. Non-interest bearing deposits increased by $1.4 million or 4.3% and interest bearing deposits increased by $6.6 million or 3.7%. Non-interest bearing deposits represented 15.7% of total deposits as of March 31, 2001, as compared to 15.6% at year-end 2000. Interest bearing deposits were 84.3% of total deposits at the 2001 first quarter mark, which was a slight decrease of 0.1% from the December 31, 2000 balance.


STOCKHOLDERS' EQUITY

         Total equity has increased by $1.0 million or 4.4% since December 31, 2000. The increase was due to a net first quarter profit of $760 thousand, and an increase in accumulated other comprehensive income of $255 thousand, net of tax. The primary capital to assets ratio is 9.6%.


INTEREST INCOME

         Interest income totaled $5.0 million for the three months ending March 31, 2001, $796 thousand or 19.0% higher than the three months ending March 31, 2000. This is a direct result of the increase in earning assets, which increased the interest and fee income.


INTEREST EXPENSE

         Total interest expense for the three months ending March 31, 2001 was $2.4 million, $548 thousand or 30.4% higher than the three months ending March 31, 2000. Interest on deposits increased by $454 thousand or 25.7% over the same period in 2000. This was the result of an overall increase in deposits.


NET INTEREST INCOME

         Net interest income for the three months ending March 31, 2001 was $2.6 million, $248 thousand or 10.4% higher than the three months ending March 31, 2000. This was the result of an increase in earning assets. The net interest margin declined in the first quarter of 2001 to 4.60% from the first quarter 2000 margin of 5.19%. This was the result of declining interest rates impacting volatile interest earning assets, such as adjustable rate loans, immediately. Interest bearing liabilities, such as fixed rate time deposits and other deposit liabilities, do not reprice as rapidly resulting in a shrinkage in the net interest margin.

OTHER INCOME

         Total other income for the three months ending March 31, 2001 was $379 thousand, an increase of $80 thousand or 26.8% over the 2000 balance of $299 thousand. This was the result of an increase in fees charged for customer services.


OTHER EXPENSES

       Total other expenses for the three months ending March 31, 2001 were $1.7 million, $131 thousand or 8.1% higher than the three months ending March 31, 2000. Salary expense increased $115 thousand or 13.3%, stationery, supplies and printing increased $13 thousand or 32.2%, postage expense increased $11 thousand or 25.3%, and occupancy expenses increased by $19 thousand or 18.8%, and over the same period in 2000. Net charge-offs from overdrafts amounted to $3 thousand for the first quarter of 2001. The Corporation experienced a net recovery of $13 thousand from overdrafts for the same period 2000. The net increase in other expenses is in part a result of additional staffing to handle the growth of the bank and the costs involved in processing an increasing number of accounts and transactions. The Corporation's efficiency ratio was 66.80% for the first quarter of 2001 compared to 60.39% for the same period 2000.


NET INCOME

         Net income for the three months ending March 31, 2001 was $760 thousand compared to $643 thousand for the same period in 2000. This is an increase of $117 thousand or 18.2% over the same period 2000. The provision for income tax expense increased $58 thousand from $322 thousand in 2000 to $380 in 2001. The return on assets was 1.25% for the first three months of 2001 as compared to 1.23% for the year of 2000. For the first quarter of 2001 the return on equity was 13.01% up from 12.04% for 2000.


LIQUIDITY

       Premier's liquidity requirements are measured by the need to meet deposit withdrawals, fund loans, meet reserve requirements and maintain cash levels necessary for daily operations. To meet liquidity requirements, Premier maintains cash reserves and has an adequate flow of funds from maturing loans, securities, and short-term investments. In addition, Premier's affiliate banks have the ability to borrow additional funds from various sources. Short-term borrowings are available from federal funds facilities at correspondent banks and from the discount window of the Federal Reserve Bank. Long-term borrowings are available from the Federal Home Loan Bank. The Corporation considers its sources of liquidity to be ample to meet its estimated needs.

Capital Resources

         The Corporation's risk-based capital position at March 31, 2001 was $24.6 million, or 12.60% of risk-weighted assets, for Tier I capital and $26.7 million, or 13.69% for total risk based capital. Tier I capital consists primarily of common shareholders' equity. Total risk-based capital includes the allowance for loan losses in addition to total shareholders equity. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Change in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.
        (a) Exhibits - None

        (b) Reports on Form 8-K - None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           PREMIER COMMUNITY BANKSHARES, INC.


DATE: May 14, 2001                   /s/ John K. Stephens
------------------                   --------------------
                                     JOHN K. STEPHENS
                                     CHAIRMAN




DATE: May 14, 2001                   /s/ Donald L. Unger
------------------                   -------------------
                                     DONALD L. UNGER
                                     PRESIDENT & CEO