Form 10-Q
period 2001-06-30
PREMIER COMMUNITY BANKSHARES INC
filed 2001-08-13
CIK 854399

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2001
                         Commission file number 0-18868

                       PREMIER COMMUNITY BANKSHARES, INC.
                 (Name of Small Business Issuer in its Charter)

        Virginia                                         54-1560968
        --------                                         ----------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
Of Incorporation or Organization)

          4095 Valley Pike
        Winchester, Virginia                               22602
      ------------------------                             -----
(Address of Principal Executive Offices)                 (Zip Code)

                                 (540) 869-6600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
Title of Each Class                              On Which Registered
-------------------                             ---------------------
      None                                               N/A

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $1.00 per share
                              --------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
YES__X__  NO______


      As of August 8, 2001, there were 4,472,695 shares of the Registrant's common stock outstanding.

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

      The following financial statements are provided at the page numbers indicated.

      Consolidated Statements of Condition
      As of June 30, 2001 and December 31,  2000...............................3

      Consolidated Statements of Income for
      The Six Months Ended June 30, 2001 and 2000..............................4

      Consolidated Statements of Changes in
      Stockholders Equity for the Six Months
      Ended June 30, 2001 and 2000.............................................5

      Consolidated Statements of Cash Flow for the
      Six Months Ended June 30, 2001 and 2000..................................6

      Notes to Consolidated Financial Statements...........................7 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations................................................10 - 13


Part II.  OTHER INFORMATION..............................................13 - 14

      Signature...............................................................15

                             PART I. FINANCIAL INFORMATION
                              Item 1. FINANCIAL STATEMENTS

                       PREMIER COMMUNITY BANKSHARES, INCORPORATED
                              Consolidated Balance Sheets
                         (In Thousands, Except for Share Data)

                                                                         (Unaudited)
                                                                           June 30,               December 31,
Assets:                                                                      2001                     2000
                                                                          -----------------------------------
Cash and due from banks                                                    $ 13,709                 $ 10,745
Interest-bearing deposits in other banks                                        433                    2,020
Federal funds sold                                                           19,801                   16,996
Securities available for sale, at fair value                                 13,122                   15,034
Securities held to maturity (fair value: June 30, 2001,
       $7,256  December 31, 2000  $8,027)                                     7,130                    8,029
Loans held for sale                                                             632                      155
Loans, net of allowance for loan losses of $2,221,
       June 30, 2001, $2,000 December 31, 2000)                             201,539                  185,706
Bank premises and equipment, net                                              4,880                    4,874
Accrued interest receivable                                                   1,318                    1,377
Other assets                                                                  1,646                    1,379
                                                                          -----------------------------------
Total assets                                                              $ 264,210                $ 246,315
                                                                          ===================================

Liabilities and Shareholders' Equity
Liabilities:
     Deposits:
          Non-interest bearing demand deposits                             $ 37,179                 $ 33,099
          Savings and interest-bearing demand deposits                       66,481                   63,274
          Time deposits                                                     127,912                  115,782
                                                                          -----------------------------------
                 Total deposits                                             231,572                  212,155
Federal Home Loan Bank advances                                               6,000                    8,500
Short-term borrowings                                                           574                      545
Interest expense payable                                                        388                      457
Accounts payable and accrued expenses                                           799                      683
Capital lease payable                                                           208                      211
Dividends payable                                                                 0                      456
Commitments and contingent liabilities                                            0                        0
                                                                          -----------------------------------
     Total liabilities                                                      239,541                  223,007

Shareholders' Equity
Preferred stock, Series A, 5% noncumulative, no par
     value; 1,000,000 shares authorized and unissued                            $ -                      $ -
Common stock, $1 par value, 20,000,000 shares authorized
     June 30, 2001, 4,472,695 shares issued and outstanding;
     December 31, 2000, 4,546,695 shares issued and outstanding               4,473                    4,547
Capital surplus                                                              14,735                   15,118
Retained earnings                                                             5,190                    3,634
Accumulated other comprehensive income                                          271                        9
                                                                          -----------------------------------
      Total shareholders' equity                                             24,669                   23,308

                                                                          $ 264,210                $ 246,315
                                                                          ===================================

              See Accompanying Notes to Consolidated Financial Statements

                  PREMIER COMMUNITY BANKSHARES, INCORPORATED
                       Consolidated Statements of Income
                     (In Thousands, Except for Share Data)

                                                              (Unaudited)                                (Unaudited)
                                                          For the Quarter Ended                    For the Six Months Ended
                                                                 June 30,                                   June 30,
                                                         2001                 2000                  2001                 2000
                                                     -------------------------------------------------------------------------
Interest and dividend income:
   Interest and fees on loans                        $ 4,500               $ 3,923              $ 8,888               $ 7,573
   Interest on investment securities
      Nontaxable                                          26                    10                   51                    19
      Taxable                                             74                   113                  158                   219
   Interest and dividends on securities
     available for sale:
      Nontaxable                                          10                     5                   20                    11
      Taxable                                            162                   169                  350                   332
      Dividends                                           24                    22                   42                    37
   Interest on deposits in banks                          11                    13                   33                    28
   Interest on federal funds sold                        255                   241                  500                   461
                                                     -------------------------------------------------------------------------
          Total interest and dividend income         $ 5,062               $ 4,496             $ 10,042               $ 8,680
                                                     -------------------------------------------------------------------------

Interest expense:
   Interest on deposits                              $ 2,203               $ 1,865              $ 4,423               $ 3,631
   Interest on capital lease obligations                   4                     4                    8                     8
   Interest on short-term borrowings                      91                    72                  218                   105
                                                     -------------------------------------------------------------------------
          Total interest expense                     $ 2,298               $ 1,941              $ 4,649               $ 3,744
                                                     -------------------------------------------------------------------------

          Net interest income                        $ 2,764               $ 2,555              $ 5,393               $ 4,936
Provision for loan losses                                155                   100                  280                   203
                                                     -------------------------------------------------------------------------
              Net interest income after
                 provision for loan losses           $ 2,609               $ 2,455              $ 5,113               $ 4,733
                                                     -------------------------------------------------------------------------

Noninterest income
   Service charges on deposit accounts                 $ 367                 $ 309                $ 675                 $ 582
   Commissions and fees                                   62                     7                  112                    22
   Other                                                  22                    20                   43                    31
                                                     -------------------------------------------------------------------------
          Total noninterest income                     $ 451                 $ 336                $ 830                 $ 635
                                                     -------------------------------------------------------------------------

Noninterest expense
    Salaries and employee benefits                   $ 1,008                 $ 872              $ 1,986               $ 1,735
    Net occupancy expense of premises                    126                    96                  246                   197
    Furniture and equipment                               93                   138                  227                   270
    Merger expenses                                        6                     0                   10                     0
    Other                                                630                   573                1,137                 1,089
                                                     -------------------------------------------------------------------------
          Total noninterest expenses                 $ 1,863               $ 1,679              $ 3,606               $ 3,291
                                                     -------------------------------------------------------------------------
          Income before income taxes                 $ 1,197               $ 1,112              $ 2,337               $ 2,077

Provision for income taxes                               401                   375                  781                   697
                                                     -------------------------------------------------------------------------
          Net income                                   $ 796                 $ 737              $ 1,556               $ 1,380
                                                     -------------------------------------------------------------------------
Average shares:
    Basic                                          4,507,662             4,563,207            4,527,071             4,563,207
    Assuming dilution                              4,599,175             4,616,550            4,616,363             4,622,832

Earnings per common share:
    Basic                                               0.17                  0.16                 0.34                  0.30
    Assuming dilution                                   0.17                  0.16                 0.34                  0.30

                    See Accompanying Notes to Consolidated Financial Statements

                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
            Consolidated Statement of Changes in Shareholders' Equity
                 For the Six Months Ended June 30, 2001 and 2000
                                 (In Thousands)
                                   (Unaudited)

                                                                                     Accumulated
                                                                                        Other
                                     Common          Capital        Retained        Comprehensive
                                      Stock          Surplus        Earnings        Income (Loss)
                                     -----------------------------------------------------------------
Balance December 31, 1999             $4,558         $15,163         $1,546             $ (194)

Comprehensive Income
  Net income                                                          1,380
  Other comprehensive income
     net of tax
  Unrealized loss on available for
     sale securities (net of tax $5)                                                      ($10)

  Total comprehensive income

Issuance of common stock-
     exercise of stock options
     (5,000 shares)                        5              20
                                     -----------------------------------------------------------------
Balances - June 30, 2000              $4,563         $15,183         $2,926             $ (204)
                                     =================================================================



                                                                    Total
                                          Comprehensive         Shareholders'
                                             Income                Equity
                                     -------------------------------------------
Balance December 31, 1999                                        $ 21,073

Comprehensive Income
  Net income                                  1,380                 1,380
  Other comprehensive income
     net of tax
  Unrealized loss on available for
     sale securities (net of tax $5)           ($10)                 ($10)
                                         ----------
  Total comprehensive income                $ 1,370
                                         ==========
Issuance of common stock-
     exercise of stock options
     (5,000 shares)                                                    25
                                     ------------------------------------------
Balances - June 30, 2000                                         $ 22,468
                                     ==========================================





                                                                                     Accumulated
                                                                                        Other
                                      Common          Capital        Retained        Comprehensive
                                       Stock          Surplus        Earnings            Income
                                      ------------------------------------------------------------
Balance December 31, 2000               $4,547         $15,118         $3,634             $ 9

Comprehensive Income
  Net income                                                            1,556
  Other comprehensive income
     net of tax
  Unrealized loss on available for
     sale securities (net of tax $135)                                                    262

  Total comprehensive income

Repurchase of Common Stock                 (74)           (383)
                                      -----------------------------------------------------------
Balances - June 30, 2001                $4,473         $14,735         $5,190           $ 271
                                      ===========================================================





                                                                   Total
                                          Comprehensive         Shareholders'
                                             Income                Equity
                                    ------------------------------------------
Balance December 31, 2000                                      $ 23,308

Comprehensive Income
  Net income                              $ 1,556                 1,556
  Other comprehensive income
     net of tax
  Unrealized loss on available for
     sale securities (net of tax $13          262                   262
                                          -------
  Total comprehensive income              $ 1,818
                                          =======
Repurchase of Common Stock                                         (457)
                                                               ---------------
Balances - June 30, 2001                                       $ 24,669
                                                               ===============




           See Accompanying Notes to Consolidated Financial Statements

                                     PREMIER COMMUNITY BANKSHARES
                                Consolidated Statements of Cash Flows
                           For the Six Months Ended June 30, 2001 and 2000
                                            (In Thousands)
                                             (Unaudited)

                                                                      2001                 2000
                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $ 1,556              $ 1,380
Adjustments to reconcile net income
to net cash provided by operating activities:
  Amortization                                                            36                   25
  Depreciation                                                           190                  227
  Net amortization and (accretion) on securities                           4                    7
  Provision for loan loss                                                280                  203
  Deferred tax expense                                                     -                    -
  Loss on sale of other real estate                                        -                   10
  Origination of loans available for sale                             (3,089)              (2,135)
  Proceeds from sale of loans available for sale                       2,613                1,699
  Changes in assets and liabilities:
    (Increase) in other assets                                          (361)                (261)
    (Increase) decrease in accrued interest receivable                    59                 (135)
    (Decrease) in accounts payable and accrued expenses                  (11)                 (96)
    Increase in interest expense payable                                  58                   24
                                                                  --------------------------------
Net cash provided by operating activities                            $ 1,335                  948

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments
on securities held to maturity                                       $ 2,040                 $ 46
Proceeds from maturities, calls and principal payments
on securities available for sale                                       5,082                  180
Purchase of securities available for sale                             (2,900)              (1,376)
Purchase of securities held to maturity                               (1,141)                (986)
Net (increase) in loans                                              (16,083)             (18,069)
Purchase of bank premises and equipment                                 (181)                (474)
Proceeds from sale of other real estate                                    -                    8
                                                                  --------------------------------
Net cash used in investing activities                              $ (13,183)           $ (20,671)
                                                                  --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and interest bearing deposits                 $ 4,045              $ 9,660
Net increase in certificates of deposits                              15,373                6,457
Net increase in borrowings                                                 -                5,252
Principal payments on capital lease obligation                            (4)                  (3)
Cash dividends paid                                                     (456)                (184)
Proceeds from issuance (repurchase) of common stock                     (457)                  25
Reduction in borrowed money                                           (2,471)                   -
                                                                  --------------------------------
Net cash provided by financing activities                           $ 16,030             $ 21,207
                                                                  --------------------------------

Increase in cash and cash equivalents                                $ 4,182              $ 1,484
Beginning                                                             29,761               26,211
                                                                  --------------------------------
Ending                                                              $ 33,943             $ 27,695
                                                                  ================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
   Interest                                                          $ 4,091              $ 3,616
                                                                  ================================
   Income taxes                                                        $ 847                $ 762
                                                                  ================================
Unrealized gain (loss) on securities available for sale                $ 397                $ (15)
                                                                  ================================

           See Accompanying Notes to Consolidated Financial Statements

                       PREMIER COMMUNITY BANKSHARES, INC

                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                For the Six Months Ended June 30, 2001 and 2000


Note 1.

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Incorporated ("Premier" or the "Corporation") for the periods ending June 30, 2001 and December 31, 2000, and the result of operations and cash flows for the six months ended June 30, 2001 and 2000. The statements should be read in conjunction with the Notes to Financial Statements included in Premier's Annual Report for the year ended December 31, 2000.

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

Note 2.

     The results of operations for the six month period ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


Note 3.  Securities

   Securities held to maturity as of June 30, 2001 are summarized as follows:




                                                      Gross              Gross
                                  Amortized         Unrealized         Unrealized           Fair
                                    Cost              Gains             (Losses)            Value
                                 ----------------------------------------------------------------
                                                            June 30, 2001
                                 ----------------------------------------------------------------
U.S. Government and
   federal agencies                $4,590                $82                 $0            $4,672
Obligations of state and
   political subdivisions           2,399                 40                  0             2,439
Corporate bonds                         0                  0                  0                 0
Mortgage-backed securities            141                  4                  0               145
Other                                   0                  0                  0                 0
                                 ----------------------------------------------------------------
                                   $7,130               $126                 $0            $7,256
                                 ================================================================


The amortized cost and fair values of the securities available for sale as of June 30, 2001, are as follows:

                                                                       Gross              Gross
                                 Amortized         Unrealized         Unrealized           Fair
                                   Cost              Gains             (Losses)            Value
                                 ---------------------------------------------------------------
                                                          June 30, 2001
                                 ---------------------------------------------------------------
U.S. Government and
   federal agencies               $9,356               $114                ($3)           $9,467
Obligations of state and
   political subdivisions            987                 13                 (1)              999
Corporate bonds                      250                 76                  0               326
Mortgage-backed securities           974                  7                 (5)              976
Other                              1,354                  0                  0             1,354
                                 ---------------------------------------------------------------
                                 $12,921               $210                ($9)          $13,122
                                 ===============================================================

Note 4. Loans.

The consolidated loan portfolio is composed of the following:

                                         June 30,           December 31,
                                           2001                 2000
                                        --------------------------------
                                                  (000 Omitted)
                                        --------------------------------
Mortgage loans on real estate:
  Construction and land development        $ 19,143            $ 14,474
  Secured by farmland                         1,788                 892
  Secured by 1-4 family residential          46,283              36,966
  Multi-family residential                    4,471               4,809
  Nonfarm, nonresidential                    69,885              52,982
Loans to farmers                                 27                 477
Commercial loans                             42,597              56,155
Consumer installment loans                   18,939              19,935
All other loans                                 770               1,224
Total loans                               $ 203,903            $187,914
                                        --------------------------------
Less:  Unearned income                          143                 208
Allowance for loan losses                     2,221               2,000
                                        --------------------------------
Loans, net                                $ 201,539            $185,706
                                        ================================



Impaired loans totaled $17 and $279 thousand at June 30, 2001 and December 31, 2000, respectively. Non-accrual loans excluded from impaired loans disclosure under FASB 114 amounted to $130 thousand and $92 thousand at June 30, 2001 and December 31, 2000, respectively.


Note 5. Reserve for Loan Losses.


      The following is a summary of transactions in the reserve for loan losses:

                                               June 30,       December 31,
                                                 2001             2000
                                          ---------------------------------
                                                     (000 Omitted)
                                          ---------------------------------
Balance, beginning                              $2,000           $1,689
   Provision for loan losses                       280              483
   Recoveries                                       47              110
   Loan losses charged to
            the allowance                         (106)            (282)
                                          ---------------------------------
Balance, ending                                 $2,221           $2,000
                                          =================================


Note 6.  Earnings Per Share

                                                             June 30,                       June 30,
                                                               2001                           2000
                                                     --------------------------------------------------------
                                                      Shares          Amount         Shares          Amount
                                                     --------------------------------------------------------
Basic earnings per share                             4,527,071          $0.34       4,563,207          $0.30

Effect of dilutive securities:
Stock options                                           89,292                         59,625

Diluted earnings per share                           4,616,363          $0.34       4,622,832          $0.30



      Options of 19,523 and 20,044 were not included in computing diluted EPS for June 30, 2001 and June 30, 2000, respectively, because their effects were anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary


General
-------

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


Total Assets
------------

    Total assets of Premier increased to $264.2 million at June 30, 2001 compared to $246.3 million at December 31, 2000 representing an increase of $17.9 million or 7.3%. Net loans at June 30, 2001, were $201.5 million, an increase of $15.8 million or 8.5% from the December 31, 2000 balance of $185.7 million. Steady loan demand in an expanding market generated the loan growth experienced for the first six months of 2001. The investment portfolio decreased 12.2% to $20.3 million at June 30, 2001 compared to $23.1 million at December 31, 2000. Federal funds sold increased $2.8 million to $19.8 million at June 30, 2001 compared to $17.0 million at December 31, 2000. This equates to an increase in earning assets of $14.7 million or 6.5% from December 31, 2000.


Allowance for Loan Losses
-------------------------

    The allowance for loan losses, as of June 30, 2001, was $2.2 million. This is an increase of $221 thousand or 11.1% from December 31, 2000. This gives the bank a 1.09% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities
-----------

    Total deposits increased to $231.6 million at June 30, 2001, from a balance of $212.2 million at December 31, 2000, which is an increase of $19.4 million or 9.1%. Non-interest bearing deposits increased by $4.1 million or 12.3% and interest bearing deposits increased by $15.3 million or 8.6%. Non-interest bearing deposits represented 16.1% of total deposits as of June 30, 2001, as compared to 15.6% at year-end 2000. Interest bearing deposits were 83.9% of total deposits at the end of the second quarter, which was a decrease of 0.5% from the year-end December 31, 2000 balance.


Stockholders' Equity
--------------------

    Total equity has increased by $1.4 million or 5.8% since December 31, 2000. The increase was due to a net profit of $1.6 million for the first six months of 2001, an increase in accumulated other comprehensive income of $262 thousand, net of tax. Premier also repurchased common stock totaling $457 thousand. The primary capital to assets ratio is 9.2%.


Interest Income
---------------

    Interest income totaled $10.0 million for the six months ending June 30, 2001, $1.4 million or 15.7% higher than the six months ending June 30, 2000. This increase in interest income is a result of an increase in Premier's loan portfolio which generated additional interest income and corresponding fee income.


Interest Expense
----------------

    Total interest expense for the six months ending June 30, 2001 was $4.6 million, $905 thousand or 24.2% higher than the six months ending June 30, 2000. Interest on deposits for the six-month period increased by $792 thousand or 21.8% over the same period in 2000. This was the result of an overall increase in deposits. Interest on short-term borrowings increased by $113 thousand or 107.6% over the same period last year. Borrowings are generated through an agreement with the Federal Home Loan Bank.


Net Interest Income
-------------------

    Net interest income for the six months ending June 30, 2001 was $5.4 million, $457 thousand or 9.3% higher than the six months ending June 30, 2000. This increase is the result of the combination of the growth in earning assets of $14.7 million and a decline of 2.75% in the prime rate from 9.5% on December 31, 2000 to 6.75% as of June 30, 2001. The combination of growth and rate changes had the effect of decreasing the net interest margin from 4.86% for the six months ending June 30, 2000 to 4.53% for the same period of 2001. Since Premier is liability sensitive for interest bearing balances repricing or maturing within one year, the immediate impact on the net interest margin is negative. However, with the corresponding reduction in deposit rates this negative trend has been mitigated to a certain extent. The net interest margin for the second quarter was 4.49%, only four basis points below the June 2001 year to date of 4.53%.

Other Income
------------

    Total other income for the six months ending June 30, 2001 was $830 thousand, an increase of $195 thousand or 30.7% over the 2000 balance of $635 thousand. This was the result of an increase in foreign ATM fees and fees charged for other customer services.


Other Expenses
--------------

      Total other expenses for the six months ending June 30, 2001 were $3.6 million, $315 thousand or 9.6% higher than the six months ending June 30, 2000. Salary expense increased $251 thousand or 14.5%, stationery, supplies and printing increased $30.0 thousand or 25.6%, postage expense increased $17.0 thousand or 18.8%, and occupancy expenses increased by $5 thousand or 1.1%, over the same period in 2000. The net increase in other expenses is in part a result of additional staffing to handle the growth of the bank and the costs involved in processing an increasing number of accounts and transactions. The Corporation's efficiency ratio was 57.6% through June 30, 2001 compared to 58.9% for the same period 2000.


Net Income
----------

    Net income for the quarter ending June 30, 2001 was $796 thousand compared to $737 thousand for the same period in 2000. This is an increase of $59 thousand or 8.0% over the same period 2000. The provision for income tax expense increased $26 thousand from $375 thousand in 2000 to $401 in 2001. The return on assets was 1.30% for the second quarter of 2001 as compared to 1.34% for the same period 2000. Return on equity was 13.01% and 13.35% for the second quarters of 2001 and 2000, respectively.

    Net income for the six months ending June 30, 2001 was $1.5 million compared to $1.4 million for the same period in 2000. This is an increase of $176 thousand or 12.8% over the same period 2000. The provision for income tax expense increased $84 thousand from $697 thousand in 2000 to $781 in 2001. The return on assets was 1.25% for the first six months of 2001 as compared to 1.29% for the year of 2000. For the second quarter of 2001 the return on equity was 13.03% up from 12.76% for 2000.


Liquidity
---------

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

Capital Resources
-----------------

    The Corporation's risk-based capital position at June 30, 2001 was $24.4 million, or 11.95% of risk-weighted assets, for Tier I capital and $26.6 million, or 13.03% for total risk based capital. Tier I capital consists primarily of common shareholders' equity. Total risk-based capital includes the allowance for loan losses in addition to total shareholders equity. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%.


             PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Change in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         Premier Community Bankshares, Inc. held its Annual Meeting of Shareholders on Tuesday, May 1, 2001 in Woodstock, Virginia. The shareholders were asked to vote on the election of two of the directors of the Company and to ratify the appointment of the firm Yount, Hyde & Barbour, PC as the independent auditors for the fiscal year ending December 31, 2001.

         The votes cast for or withheld for the election of the directors were as follows:

         ----------------------------------------------------
                NAME                    FOR         WITHHELD
         ----------------------------------------------------
         Walter Aikens               3,710,554       12,630
         Paul R. Yoder, Jr.          3,710,064       13,120
         ----------------------------------------------------

The votes cast for, against or abstain to approve the ratification of Yount, Hyde & Barbour as independent auditors for the fiscal year ending December 31, 2001.

         -------------------------------------------------------------------
                NAME                       FOR         AGAINST     ABSTAIN
         -------------------------------------------------------------------
         Independent Auditors - Yount,
         Hyde & Barbour, PC             3,708,260        6,295      8,629
         -------------------------------------------------------------------

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.
       (a) Exhibits - None

       (b) Reports on Form 8-K - None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PREMIER COMMUNITY BANKSHARES, INC.


DATE: ________          _________________________________________
                                JOHN K. STEPHENS
                                CHAIRMAN




DATE: ________         __________________________________________
                                DONALD L. UNGER
                                PRESIDENT & CEO