Form 10QSB
period 2001-09-30
PREMIER COMMUNITY BANKSHARES INC
filed 2001-11-13
CIK 854399

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001
                         Commission file number 0-18868

                       PREMIER COMMUNITY BANKSHARES, INC.
                 (Name of Small Business Issuer in its Charter)

          Virginia                                        54-1560968
---------------------------------           ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
Of Incorporation or Organization)

      4095 Valley Pike
     Winchester, Virginia                                 22602
---------------------------------           ------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


                                (540) 869-6600
                -----------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act:


                                            Name of Each Exchange
      Title of Each Class                    On Which Registered
      -------------------                 --------------------------
            None                                    N/A


        Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $1.00 per share
                -----------------------------------------------
                               (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                     YES  X    NO
                                                        -----     -----

      As of November 1, 2001, there were 4,524,484 shares of the Registrant's common stock outstanding.

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

      The following financial statements are provided at the page numbers indicated.

        Consolidated Statements of Condition
        As of September 30, 2001 and December 31, 2000........................ 3

        Consolidated Statements of Income for
        The Quarters Ended and the Nine Months Ended
        September 30, 2001 and 2000........................................... 4

        Consolidated Statements of Changes in
        Shareholders Equity for the Nine Months
        Ended September 30, 2001 and 2000..................................... 5

        Consolidated Statements of Cash Flow for the
        Nine Months Ended September 30, 2001 and 2000......................... 6

        Notes to Consolidated Financial Statements........................7 - 10

Item 2. Management's Discussion and Analysis or
        Plan of Operations...............................................11 - 14

Part II. OTHER INFORMATION....................................................15

Signature.....................................................................16

                             PART I. FINANCIAL INFORMATION

                              Item 1. FINANCIAL STATEMENTS

                       PREMIER COMMUNITY BANKSHARES, INCORPORATED
                              Consolidated Balance Sheets
                         (In Thousands, Except for Share Data)



                                                                     (Unaudited)
                                                                    September 30,      December 31,
Assets:                                                                  2001               2000
                                                                    -------------------------------
Cash and due from banks                                             $  14,615          $  10,745
Interest-bearing deposits in other banks                                  368              2,020
Federal funds sold                                                     24,327             16,996
Securities available for sale, at fair value                           12,071             15,034
Securities held to maturity (fair value: Sept 30, 2001,
       $6,911  December 31, 2000, $8,027)                               6,726              8,029
Loans held for sale                                                       368                155
Loans, net of allowance for loan losses of $2,320,
       Sept 30, 2001, $2,000 December 31, 2000)                       213,608            185,706
Bank premises and equipment, net                                        5,395              4,874
Accrued interest receivable                                             1,416              1,377
Other assets                                                            1,767              1,379
                                                                    -------------------------------
Total assets                                                        $ 280,661          $ 246,315
                                                                    ===============================
Liabilities and Shareholders' Equity
Liabilities:
     Deposits:
          Non-interest bearing demand deposits                      $  39,221          $  33,099
          Savings and interest-bearing demand deposits                 72,993             63,274
          Time deposits                                               135,791            115,782
                                                                    -------------------------------
                 Total deposits                                       248,005            212,155
Federal Home Loan Bank advances                                         5,000              8,500
Short-term borrowings                                                     497                545
Interest expense payable                                                  392                457
Accounts payable and accrued expenses                                     998                683
Capital lease payable                                                     206                211
Dividends payable                                                           0                456
Commitments and contingent liabilities                                      0                  0
                                                                    -------------------------------
     Total liabilities                                                255,098            223,007

Shareholders' Equity
Preferred stock, Series A, 5% noncumulative, no par
     value; 1,000,000 shares authorized and unissued                $       -          $       -
Common stock, $1 par value, 20,000,000 shares authorized
     September 30, 2001, 4,524,484 shares issued and outstanding;
     December 31, 2000, 4,546,695 shares issued and outstanding         4,525              4,547
Capital surplus                                                        14,796             15,118
Retained earnings                                                       6,080              3,634
Accumulated other comprehensive income                                    162                  9
                                                                    -------------------------------
      Total shareholders' equity                                       25,563             23,308

                                                                    $ 280,661          $ 246,315
                                                                    ===============================



              See Accompanying Notes to Consolidated Financial Statements

                  PREMIER COMMUNITY BANKSHARES, INCORPORATED
                       Consolidated Statements of Income
                   (In Thousands, Except for Per Share Data)


                                                                               (Unaudited)                       (Unaudited)
                                                                          For the Quarter Ended           For the Nine Months Ended
                                                                                September 30,                     September 30,
                                                                          2001         2000                  2001          2000
                                                                    ---------------------------------------------------------------
Interest and dividend income:
   Interest and fees on loans                                       $    4,591    $    4,129           $   13,479     $   11,702
   Interest on investment securities
      Nontaxable                                                            32            12                   83             31
      Taxable                                                               62            99                  220            318
   Interest and dividends on securities available for sale:
      Nontaxable                                                            14            10                   34             21
      Taxable                                                              162           179                  512            511
      Dividends                                                             16            21                   58             58
   Interest on deposits in banks                                             4            10                   37             38
   Interest on federal funds sold                                          204           297                  704            758
                                                                    ---------------------------------------------------------------
          Total interest and dividend income                        $    5,085    $    4,757           $   15,127     $   13,437
                                                                    ---------------------------------------------------------------

Interest expense:
   Interest on deposits                                             $    2,168    $    2,068           $    6,591     $    5,699
   Interest on capital lease obligations                                     4             5                   12             13
   Interest on short-term borrowings                                        80            88                  298            193
                                                                    ---------------------------------------------------------------
          Total interest expense                                    $    2,252    $    2,161           $    6,901     $    5,905
                                                                    ---------------------------------------------------------------

          Net interest income                                       $    2,833    $    2,596           $    8,226     $    7,532
Provision for loan losses                                                  130           160                  410            363
                                                                    ---------------------------------------------------------------
Net interest income after provision for loan losses                 $    2,703    $    2,436           $    7,816     $    7,169
                                                                    ---------------------------------------------------------------

Noninterest income
   Service charges on deposit accounts                              $      389    $      325           $    1,064     $      907
   Commissions and fees                                                     70            20                  182             42
   Other                                                                    53            13                   96             44
                                                                    ---------------------------------------------------------------
          Total noninterest income                                  $      512    $      358           $    1,342     $      993
                                                                    ---------------------------------------------------------------

Noninterest expense
    Salaries and employee benefits                                  $    1,057    $      919           $    3,043     $    2,654
    Net occupancy expense of premises                                      126           131                  372            328
    Furniture and equipment                                                163            97                  390            367
    Other                                                                  550           621                1,687          1,710
                                                                    ---------------------------------------------------------------
          Total noninterest expenses                                $    1,896    $    1,768           $    5,492     $    5,059
                                                                    ---------------------------------------------------------------

          Income before income taxes                                $    1,319    $    1,026           $    3,666     $    3,103

Provision for income taxes                                                 439           374                1,220          1,071
                                                                    ---------------------------------------------------------------
          Net income                                                $      880    $      652           $    2,446     $    2,032
                                                                    ===============================================================
Average shares:
    Basic                                                            4,478,675     4,563,320            4,510,762      4,563,320
    Assuming dilution                                                4,526,768     4,618,824            4,586,321      4,621,571

Earnings per common share:
    Basic                                                                 0.20          0.14                 0.54           0.45
    Assuming dilution                                                     0.20          0.14                 0.53           0.44


                    See Accompanying Notes to Consolidated Financial Statements

                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
            Consolidated Statement of Changes in Shareholders' Equity
              For the Nine Months Ended September 30, 2001 and 2000
                                 (In Thousands)
                                   (Unaudited)



                                                                              Accumulated
                                                                                 Other                             Total
                                        Common     Capital        Retained   Comprehensive     Comprehensive   Shareholders'
                                         Stock     Surplus        Earnings   Income (Loss)        Income          Equity
                                        ------------------------------------------------------------------------------------
Balance December 31, 1999                $4,558    $15,163         $1,546         $ (194)                         $21,073

Comprehensive Income
  Net income                                                        2,032                          2,032            2,032
  Other comprehensive income
     net of tax
  Unrealized gain on available for
     sale securities (net of tax $42)                                             $   81         $    81          $    81
                                                                                                 -------
  Total comprehensive income                                                                     $ 2,113
                                                                                                 =======
Issuance of common stock-
     exercise of stock options
     (5,000 shares)                           5         20                                                             25
                                        ------------------------------------------------------------------------------------
Balances - September 30, 2000            $4,563    $15,183         $3,578         $ (113)                         $23,211
                                        ====================================================================================





                                                                              Accumulated
                                                                                 Other                             Total
                                        Common     Capital        Retained   Comprehensive     Comprehensive   Shareholders'
                                         Stock     Surplus        Earnings   Income (Loss)        Income          Equity
                                        ------------------------------------------------------------------------------------
Balance December 31, 2000                $4,547    $15,118         $3,634         $   9                           $23,308

Comprehensive Income
  Net income                                                        2,446                        $ 2,446            2,446
  Other comprehensive income
     net of tax
  Unrealized gain on available for
     sale securities (net of tax $79)                                               153              153              153
                                                                                                 -------
  Total comprehensive income                                                                     $ 2,599
                                                                                                 =======

Repurchase of Common Stock                 (114)      (525)                                                          (639)
  (114,669 shs)

Issuance of Common Stock-exercise
  of stock options  (92,458 shs)             92        203                                                            295
                                         ----------------------------------------------                           -------
Balances - September 30, 2001            $4,525    $14,796         $6,080         $ 162                           $25,563
                                         ==============================================                           =======


                 See Accompanying Notes to Consolidated Financial Statements

                                     PREMIER COMMUNITY BANKSHARES
                                Consolidated Statements of Cash Flows
                        For the Nine Months Ended September 30, 2001 and 2000
                                            (In Thousands)
                                            (Unaudited)


                                                                  2001         2000
                                                              -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $   2,446     $   2,032
Adjustments to reconcile net income
to net cash provided by operating activities:
  Amortization                                                       54            38
  Depreciation                                                      286           342
  Net amortization and (accretion) on securities                     (3)           12
  Provision for loan loss                                           410           363
  Deferred tax expense                                             (183)            -
  Loss on sale of other real estate                                   -            10
  Origination of loans available for sale                        (3,882)       (3,184)
  Proceeds from sale of loans available for sale                  3,669         2,978
  Changes in assets and liabilities:
    (Increase) in other assets                                     (357)         (320)
    (Increase) in accrued interest receivable                       (39)         (161)
    Decrease in accounts payable and accrued expenses               131            68
    Increase (Decrease) in interest expense payable                 119           (30)
                                                              -----------------------
Net cash provided by operating activities                     $   2,651     $   2,148

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments
on securities held to maturity                                $   2,842     $     488
Proceeds from maturities, calls and principal payments
on securities available for sale                                  6,411           635
Purchase of securities available for sale                        (3,213)       (2,125)
Purchase of securities held to maturity                          (1,541)       (1,286)
Net (increase) in loans                                         (28,313)      (24,471)
Purchase of bank premises and equipment                            (786)         (502)
Proceeds from sale of other real estate                               -           173
                                                              -----------------------
Net cash used in investing activities                         $ (24,600)    $ (27,088)
                                                              -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and interest bearing deposits          $   6,122     $  15,122
Net increase in certificates of deposits                         29,729         8,867
Net increase in borrowings                                            -         5,222
Principal payments on capital lease obligation                       (5)           (5)
Cash dividends paid                                                (456)         (184)
Proceeds from issuance of common stock                              295            25
Acquisition of common stock                                        (639)            -
Reduction in borrowed money                                      (3,548)            -
                                                              -----------------------
Net cash provided by financing activities                     $  31,498     $  29,047
                                                              -----------------------

Increase in cash and cash equivalents                         $   9,549     $   4,107
Beginning                                                        29,761        26,212
                                                              -----------------------
Ending                                                        $  39,310     $  30,319
                                                              =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
   Interest                                                   $   6,965     $   5,648
                                                              =======================
   Income taxes                                               $   1,395     $   1,179
                                                              =======================
Unrealized gain on securities available for sale              $     232     $     123
                                                              =======================


           See Accompanying Notes to Consolidated Financial Statements

                       PREMIER COMMUNITY BANKSHARES, INC

                   Notes to Consolidated Financial Statements
                                  (Unaudited)
             For the Nine Months Ended September 30, 2001 and 2000


Note 1.

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Incorporated ("Premier" or the "Corporation") for the periods ending September 30, 2001 and December 31, 2000, and the result of operations and cash flows for the nine months ended September 30, 2001 and 2000. The statements should be read in conjunction with the Notes to Financial Statements included in Premier's Annual Report for the year ended December 31, 2000.

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

Note 2.

      The results of operations for the nine month period ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


Note 3.  Securities

   Securities held to maturity as of September 30, 2001 are summarized as follows:

                                            Gross       Gross
                             Amortized    Unrealized   Unrealized     Fair
                               Cost         Gains      (Losses)      Value
                             ---------------------------------------------
                                           September 30, 2001
                             ---------------------------------------------
U.S. Government and
   federal agencies              $3,841      $118          $0       $3,959
Obligations of state and
   political subdivisions         2,766        64           0        2,830
Corporate bonds                       0         0           0            0
Mortgage-backed securities          119         3           0          122
Other                                 0         0           0            0
                             ---------------------------------------------
                                 $6,726      $185          $0       $6,911
                             =============================================

      Securities available for sale as of September 30, 2001 are summarized as follows:


                                            Gross       Gross
                             Amortized    Unrealized   Unrealized     Fair
                               Cost         Gains      (Losses)      Value
                             ---------------------------------------------
                                           September 30, 2001
                             ---------------------------------------------

U.S. Government and
   federal agencies           $ 8,107        $196          $0      $ 8,303
Obligations of state and
   political subdivisions       1,187          27           0        1,214
Corporate bonds                   251           3           0          254
Mortgage-backed securities        929          17           0          946
Other                           1,354           0           0        1,354
                              --------------------------------------------
                              $11,828        $243          $0      $12,071
                              --------------------------------------------

Note 4. Loans.

The consolidated loan portfolio is composed of the following:

                                           September 30,       December 31,
                                               2001               2000
                                           --------------------------------
                                                     (000 Omitted)
                                           --------------------------------
Mortgage loans on real estate:
  Construction and land development          $ 20,463           $ 14,474
  Secured by farmland                           1,737                892
  Secured by 1-4 family residential            49,264             36,966
  Multi-family residential                      5,052              4,809
  Nonfarm, nonresidential                      75,426             52,982
Loans to farmers                                   16                477
Commercial loans                               44,930             56,155
Consumer installment loans                     18,297             19,935
All other loans                                   852              1,224
                                           --------------------------------
Total loans                                 $ 216,037           $187,914

Less:  Unearned income                            109                208
Allowance for loan losses                       2,320              2,000
                                           --------------------------------
Loans, net                                  $ 213,608           $185,706
                                           --------------------------------

Impaired loans totaled $345 and $279 thousand at September 30, 2001 and December 31, 2000, respectively. Non-accrual loans excluded from impaired loans disclosure under FASB 114 amounted to $42 thousand and $92 thousand at September 30, 2001 and December 31, 2000, respectively.

Note 5. Reserve for Loan Losses.


      The following is a summary of transactions in the reserve for loan losses:


                                 September 30,       December 31,
                                     2001               2000
                                 --------------------------------
                                           (000 Omitted)
                                 --------------------------------

Balance, beginning                 $2,000             $1,689
   Provision for loan losses          410                483
   Recoveries                          58                110
   Loan losses charged to
            the allowance            (148)              (282)
Balance, ending                    $2,320             $2,000
                                 ================================


Note 6.  Earnings Per Share

                                       September 30,             September 30,
                                           2001                      2000
                                    -------------------------------------------
                                     Shares     Amount         Shares    Amount
                                    -------------------------------------------
Basic earnings per share            4,510,762     $0.54       4,563,320   $0.45

Effect of dilutive securities:
Stock options                          87,475                    58,251

Diluted earnings per share          4,598,237     $0.53       4,621,571   $0.44


      Options of 20,044 were not included in computing diluted EPS for September 30, 2000, because their effects were anti-dilutive.


Note 7.  Recent Accounting Pronouncements

      In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

      Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

      The standards generally are required to be implemented by the Bank in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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


Total Assets
------------

     Total assets of Premier increased to $280.7 million at September 30, 2001 compared to $246.3 million at December 31, 2000 representing an increase of $34.4 million or 14.0%. Net loans at September 30, 2001, were $213.6 million of which $151.9 million were loans secured by real estate. The remaining loans consisted of $44.9 million in commercial loans, $18.3 million in consumer installment loans and $852 thousand in all other loans. Net loans at September 30, 2001 increased $27.9 million or 15.0% from the December 31, 2000 balance of $185.7 million. The loan growth has been generated by a strong local market that is diverse in several areas of the economy. Because of this diversity the local economy has been able to withstand some of the recent downturn in the overall national markets.

     The investment portfolio decreased 18.6% to $18.8 million at September 30, 2001 compared to $23.1 million at December 31, 2000. The decline in investments was chiefly the result of bonds called prior to maturity due to the dramatic decline in interest rates during the first nine months of 2001. Federal funds sold increased $7.3 million to $24.3 million at September 30, 2001. Earning assets increased by $29.6 million or 12.9% to $259.4 million from December 31, 2000.

Allowance for Loan Losses
-------------------------

    The allowance for loan losses, as of September 30, 2001, was $2.3 million. This is an increase of $320 thousand or 16.0% from December 31, 2000. This gives the bank a 1.07% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.



Liabilities
-----------

    Total deposits increased to $248.0 million at September 30, 2001, from a balance of $212.2 million at December 31, 2000, which is an increase of $35.8 million or 16.9%. Low cost deposits have also shown almost identical percentage growth during the first nine months of 2001. Non-interest bearing deposits have increased to $39.2 million as of September 30, 2001, an increase of $6.1 million or 18.5% from December 31, 2000. During this period interest bearing checking and savings accounts increased $9.7 million or 15.4% to $73.0 million. Time deposits balance was $135.8 million at the end of three quarters reflecting an increase of $20.0 million or 16.6%. As of September 30, 2001 non-interest bearing deposits represented 15.8% of total deposits as compared to 15.6% at year-end 2000. Low cost interest bearing deposits including savings and interest bearing checking were 29.4% which represents a decrease of 0.4% from the year-end December 31, 2000 balance. Time deposits represents 54.8% at September 30, 2001, a slight change from the 54.6% at year end


Shareholders' Equity
--------------------

    Total equity has increased by $2.3 million or 9.7% since December 31, 2000. The increase was due to a net profit of $2.4 million for the first nine months of 2001, and an increase in accumulated other comprehensive income of $153 thousand, net of tax. Premier also repurchased common stock totaling $639 thousand. Stock options totaling $295 thousand were exercised. The primary capital to assets ratio is 9.1%.


Interest Income
---------------

    Interest income totaled $15.1 million for the nine months ending September 30, 2001, $1.7 million or 12.6% higher than the nine months ending September 30, 2000. Interest and fees on loans comprise the vast majority of interest income with $13.5 million for the first nine months of 2001. The percentage of increase in income derived from loans is less than the percentage of increase in loan volume due to the sharp drop of interest rates during the first nine months of this year. Interest income from investment securities dropped by $32 thousand from the first three quarters of 2000 due to the decline in the amount of the investment portfolio. Federal funds, the third major component of the bank's investments, decreased $54 thousand or 7.1% even though the principal balance increased. Again, this decrease is a direct result of declining interest rates.

Interest Expense
----------------

    Total interest expense for the nine months ending September 30, 2001 was $6.9 million, $996 thousand or 16.9% higher than the nine months ending September 30, 2000. Interest on deposits for the nine-month period increased by $892 thousand or 15.7% over the same period in 2000. This was the result of an overall increase in deposits of 16.9%. The increase in interest expense was tempered by the decline in rates paid on deposits throughout the year as the banks matched the cost of funds with the rates received from loans and
investments.   Interest on short-term borrowings increased by $105 thousand or
54.4% over the same period last year. Borrowings are generated through an agreement with the Federal Home Loan Bank.


Net Interest Income
-------------------

    Net interest income for the nine months ending September 30, 2001 was $8.2 million, $694 thousand or 9.2% higher than the nine months ending September 30, 2000. This increase is the result of the combination of the growth in earning assets of $29.6 million and a decline of 3.50% in the prime rate from 9.50% on December 31, 2000 to 6.00% as of September 30, 2001. The combination of growth and rate changes had the effect of increasing the net interest margin from 4.57% for the nine months ending September 30, 2000 to 4.83% for the same period of 2001. Since Premier is liability sensitive for interest bearing balances repricing or maturing within one year, the immediate impact on the net interest margin is negative. However, with the corresponding reduction in deposit rates this negative trend has been mitigated to a certain extent

Other Income
------------

    Total other income for the nine months ending September 30, 2001 was $1.3 million, an increase of $349 thousand or 35.1% over the 2000 balance of $993 thousand. This was the result of fees charged for services such as overdraft charges, check fees and ATM fees due to an increasing number of customer accounts derived from a growing customer base. Another factor was a 90.8% increase in fees derived from the secondary real estate market.

Other Expenses
--------------

      Total other expenses for the nine months ending September 30, 2001 were $5.5 million, $433 thousand or 8.6% higher than the nine months ending September 30, 2000. Salary expense increased $389 thousand or 14.7%, stationery, supplies and printing increased $38 thousand or 25.7%, postage expense increased $30 thousand or 22.9%, and occupancy expenses increased by $44 thousand or 13.4%, over the same period in 2000. The net increase in other expenses is in part a result of additional staffing to handle the growth of the bank and the costs involved in processing an increasing number of accounts and transactions. The Corporation's efficiency ratio was 57.2% through September 30, 2001 compared to 59.2% for the same period 2000.

Net Income
----------

    Net income for the quarter ending September 30, 2001 was $890 thousand compared to $652 thousand for the same period in 2000. This is an increase of $238 thousand or 36.5% over the same period 2000. The provision for income tax expense increased $65 thousand or 17.4% from $374 thousand in 2000 to $439 in 2001. The return on assets was 1.29% for the third quarter of 2001 as compared to 1.12% for the same period 2000. Return on equity was 14.01% and 11.33% for the third quarters of 2001 and 2000, respectively.

    Net income for the nine months ending September 30, 2001 was $2.4 million compared to $2.0 million for the same period in 2000. This is an increase of $414 thousand or 20.4% over the same period 2000. The provision for income tax expense increased $149 thousand from $1.1 million in 2000 to $1.2 in 2001. The return on assets was 1.27% for the first nine months of 2001 as compared to 1.22% for 2000. The return on equity was 13.39% up from 12.28% for the first nine months of 2001 and 2000, respectively.


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

Capital Resources
-----------------

    The Corporation's risk-based capital position at September 30, 2001 was $25.4 million, or 11.8% of risk-weighted assets, for Tier I capital and $27.7 million, or 12.9% for total risk based capital. Tier I capital consists primarily of common shareholders' equity. Total risk-based capital includes the allowance for loan losses in addition to total shareholders equity. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%.

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


                                   PREMIER COMMUNITY BANKSHARES, INC.


DATE: November 13, 2001            /s/ John K. Stephens
      -----------------            ----------------------------------
                                   JOHN K. STEPHENS
                                   CHAIRMAN




DATE: November 13, 2001            /s/ Donald L. Unger
      -----------------            -----------------------------------
                                   DONALD L. UNGER
                                   PRESIDENT & CEO