Form 10KSB40
period 2001-12-31
PREMIER COMMUNITY BANKSHARES INC
filed 2002-04-01
CIK 854399

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001 .
                                           -------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED).

     For the transition periods from __________________ to _______________.

                        Commission file number: 0-18868 .
                                               ---------

                       Premier Community Bankshares, Inc.
                       ----------------------------------
                 (Name of small business issuer in its charter)
                 ----------------------------------------------

           Virginia                                      54-1560968
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  4095 Valley Pike, Winchester, Virginia 22602
                  --------------------------------------------
               (Address if principal executive offices)(Zip code)

         Issuer's telephone number, including area code (540) 869-6600.

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

                                                              [X] YES  [ ] NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Total revenues for the year ended December 31, 2001 were $22,139,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $34,575,408 as of December 31, 2001. The aggregate market value was computed by using a market price of $8.50 per share.

As of March 15, 2001, the number of shares outstanding of the registrant's common stock was 4,527,484.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the 2002 Annual Meeting of Stockholders ("2002 Proxy Statement") are incorporated by reference in Part III of this Form 10-KSB.

Part I

Item 1. Description of Business
-------------------------------

General

Premier Community Bankshares, Inc. ("the Corporation"), formerly called Marathon Financial Corporation, is a bank holding company that was incorporated under the laws of the Commonwealth of Virginia in June 1989. The Corporation owns all of the outstanding stock of its two subsidiaries, The Marathon Bank ("TMB"), which was incorporated in August 1987 and acquired by the Corporation in October 1990, in accordance with the Plan of Exchange approved by the shareholders of TMB in June 1990, and Rockingham Heritage Bank ("RHB"), which was incorporated in June 1989 and acquired by the Corporation in November of 2000, in accordance with the Plan of Merger approved by the shareholders of both Marathon Financial Corporation and RHB in October of 2000. The Corporation is headquartered in Frederick County, Virginia, operating in TMB's offices in the Marathon Financial Center, 4095 Valley Pike, Winchester, Virginia.

On August 12, 1993, TMB opened a branch location at 300 Warren Avenue, Post Office Plaza, Front Royal in Warren County, Virginia. On February 13, 1995, TMB opened a branch located at 1041 Berryville Avenue, Winchester, Virginia. During 1997, TMB opened two offices. A branch located at 1447 North Frederick Pike, Winchester, Virginia was opened on June 18, 1997 and a branch located at 1014 South Main Street, Woodstock, Virginia was opened on September 22, 1997.

RHB opened for business on November 15, 1990 in a temporary office at 181 C Neff Avenue, Harrisonburg, Virginia. On December 7, 1991, RHB moved into its present facility at 110 University Boulevard, Harrisonburg, Virginia. On January 3, 1994, RHB opened its first branch office in the Red Front Supermarket on Chicago Avenue, Harrisonburg, Virginia, and the Bank opened its second branch office at 1980 South Main Street, Harrisonburg, Virginia on June 21, 1995. On November 13, 1996 RHB opened a third branch office at 410 W. Spotswood Trail, in the town of Elkton, Virginia. On April 15, 1999, RHB opened a branch at 51 Franklin Street in Weyers Cave, Virginia that relocated across the street to 54 Franklin Street, Suite 102 in December of 2000. On June 1, 1999 the bank opened another branch at 2556 Jefferson Highway, Suite 110, just outside of Waynesboro, Virginia. On June 18, 2001, the bank opened another branch at 49 Lee Jackson Highway, Suite 101 in Staunton, VA. RHB has one wholly owned subsidiary, RHB Services, Inc.

The Corporation is a holding company for TMB and RHB and is not directly engaged in the operation of any other business.

TMB and RHB, which are chartered under the laws of the Commonwealth of Virginia, conduct a general banking business through their offices. Both bank's deposits are insured under the Federal Deposit Insurance Act and are members of the Federal Reserve System. As of December 31, 2001, TMB employed 67 persons on a full-time equivalent basis while RHB employed 49 persons on a full-time equivalent basis.

Both banks are engaged in the business of offering banking services to the general public. They offer checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans. They also offer travelers checks, safe deposit, collection, notary public, discount brokerage service, and other customary bank services (other than trust services) to their customers. The three principal types of loans made by the banks are: (1) commercial and industrial loans; (2) real estate loans; and (3) loans to individuals for household, family, and other consumer expenditures. Both banks' premises include drive-up facilities. There are ATM's located at each of TMB's offices and an additional four off-premise ATM's serviced by TMB. RHB has no ATM's at this time.

The Corporation's business in the area served by TMB (the counties of Frederick, Clarke, Shenandoah, Warren and the city of Winchester, Virginia) and RHB (Rockingham and Augusta counties, and the cities of Harrisonburg, Waynesboro, and Staunton, Virginia) are highly competitive with respect to both loans and deposits. In the Corporation's primary service area, there are numerous commercial banks (including large, Virginia-wide banks with multiple offices) offering services ranging from deposits and real estate loans to full service banking. Certain of the commercial banks in this service area have higher lending limits than the Corporation and may provide various services for their customers that are not offered by the Corporation. In addition, there can be no assurance that other financial institutions, with substantially greater resources than the Corporation, will not establish operations in the Corporation's service area.

Recent Developments

In November of 2000, the Corporation changed its name from Marathon Financial Corporation to Premier Community Bankshares, Inc. and acquired all of the issued and outstanding capital stock of Rockingham Heritage Bank through a merger with Rockingham Heritage Bank at the subsidiary level.

The Corporation repurchased 114,669 shares of common stock during 2001 and 16,500 shares of common stock during 2000.

Supervision and Regulation

         General. As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

         As state-chartered banks, TMB and RHB are subject to regulation, supervision and examination by the Virginia State Corporation Commission's Bureau of Financial Institutions. They also are subject to regulation, supervision and examination by the Federal Reserve Board. State and federal law also governs the activities in which TMB and RHB engage, the investments that they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the operations of each of TMB and RHB.

         The earnings of the Corporation's subsidiaries, and therefore the earnings of the Corporation, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, inclu ding those referred to above. The following description summarizes the significant federal and state laws to which the Corporation and TMB and RHB are subject. To the extent that statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

         Payment of Dividends. The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. Virtually all of the Corporation's revenues will result from dividends paid to the Corporation by TMB and RHB. TMB and RHB are subject to laws and regulations that limit the amount of dividends that they can pay. In addition, the Corporation and TMB and RHB are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization's net income available to common shareholders over the past three years has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The Corporation does not expect that any of these laws, regulations or policies will materially affect the ability of TMB and RHB to pay dividends.

         Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of TMB and RHB are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the limits set forth under applicable law. The deposits of TMB and RHB are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC.

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations) . Depository institutions insured by the BIF that are "well capitalized" are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.

         The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of any deposit insurance of TMB or RHB.

         Capital. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Corporation and TMB and RHB are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital," which, together with Tier 1 capital, composes "total capital").

         In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization's overall safety and soundness.

         The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

         Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC's claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

         The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2001, the Corporation and TMB and RHB were classified as well capitalized.

         State banking regulators also have broad enforcement powers over TMB and RHB, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

         Interstate Banking and Branching. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

         Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act's provisions require the federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on the Corporation of the Act must await completion of that regulatory process.

         The Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking and insurance underwriting, sales and brokerage activities. In orde r to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

         The Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

         The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for financial holding companies, but financial holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer ". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

         The Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

Statistical Information

The following statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

                                                 INDEX
                                                 -----

1        Selected Financial Data                                                              Page 8
2        Average Balance Sheets, Net Interest Income and Rates                                Page 9
3        Changes in Net Interest Income Attributable to Rate and Volume                       Page 10
4        Types of Investment Securities                                                       Page 11
5        Securities Maturity Analysis                                                         Page 12
6        Composition of the Loan Portfolio                                                    Page 13
7        Maturity Schedule of Selected Loans                                                  Page 14
8        Summary of Risk Elements                                                             Page 14
9        Summary of Loan Loss Experience                                                      Page 15
10       Allocation of Reserve for Loan Losses                                                Page 16
11       Deposits and Rates                                                                   Page 17
12       Maturities of CDs in Excess of $100,000                                              Page 17
13       Analysis of Liquid Assets                                                            Page 18
14       Financial Ratios                                                                     Page 19
15       Short-Term Borrowings                                                                Page 19
16       Interest Sensitivity Analysis                                                        Page 20
17       Quarterly Condensed Statements of Income - Unaudited                                 Page 21

                            1-Selected Financial Data

The following selected consolidated financial data is based upon the Corporation's audited financial statements and related notes and should be read in conjunction with such financial statements and notes.


                                                           For the Years Ended December 31,
                                                           --------------------------------
At Period End:                               2001          2000          1999          1998           1997
                                             ----          ----          ----          ----           ----
                                                           (in 000's except per share data)
Loans-net of unearned income
   and allowance for loan losses             $ 229,300     $ 185,706     $ 152,474     $ 130,015      $ 103,957
Loans held for resale                              471           155             0           402          1,502
Allowance for loan losses                        2,459         2,000         1,689         1,591          1,294
Total assets                                   299,865       246,315       204,827       177,643        137,452
Deposits                                       257,637       212,155       181,153       156,004        121,853
Shareholders' equity                            25,745        23,307        21,073        19,305         14,655
Income Summary:
Interest income                                 20,235        18,487        15,503        13,145         10,097
Interest expense                                 9,064         8,209         6,617         5,781          4,270
   Net interest income                       $  11,171     $  10,278     $  8,886      $   7,364      $   5,827
Provision for
   loan losses                                     687           483           380           429            277
                                                  ----          ----          ----          ----           ----
Net interest income after
   provision for loan losses                    10,484         9,795         8,506         6,935          5,550
Non interest income                              1,904         1,332         1,231         1,147            849
Non interest expenses                            7,514         7,126         6,242         5,218          4,434
Income before income taxes                       4,874         4,001         3,495         2,864          1,965
Income taxes                                     1,624         1,457         1,182           622            204
   Net income                                  $ 3,250       $ 2,544       $ 2,313       $ 2,242        $ 1,761
                                               =======       =======       =======       =======        =======
Per Share Data: *
Book value at period end                          5.69          5.13          4.62          4.33           3.83
Net income, basic                                 0.72          0.56          0.51          0.50           0.45
Net income, assuming dilution                     0.71          0.55          0.50          0.49           0.43
Cash dividends declared                           0.12          0.10          0.09          0.08           0.07
Average common shares outstanding            4,514,377     4,561,453     4,566,502     4,566,701      4,155,718

* Adjusted for stock dividends in 1999, 1998, and 1997 and the exchange ratio of the merger in 2000



            2 - Average Balance Sheets, Net Interest Income and Rates

This table illustrates average balances of total earning assets and total interest-bearing liabilities for 2001, 2000 and 1999 and shows the average distribution of assets, liabilities, shareholders' equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purpose of this table and other statistical disclosures were calculated by using the daily average balances.



(In thousands)                              December 31, 2001               December 31, 2000               December 31, 1999
                                      -----------------------------   -----------------------------   -----------------------------
                                        Average   Earnings/  Yield/     Average   Earnings/  Yield/     Average   Earnings/  Yield/
Assets:                               Balances(1)  Expense    Rate    Balances(1)  Expense    Rate    Balances(1)  Expense    Rate
                                      ----------- --------   ------   ----------- ---------  ------   ----------- ---------  ------
Interest Earning Assets
Loans, net of unearned discounts (2)  $ 206,881   $18,207    8.80%    $ 171,384   $16,054    9.37%    $ 147,372   $13,623     9.24%
Interest-bearing deposits                   885        39    4.41%        1,155        73    6.32%            0         0     0.00%
Securities (3)                           19,509     1,247    6.39%       20,279     1,334    6.58%       17,608     1,070     6.08%
Federal funds sold                       21,889       826    3.77%       16,814     1,066    6.34%       16,404       826     5.04%
                                      ---------   --------            ---------   --------            ---------   -------
Total interest earning assets         $ 249,164   $20,319    8.15%    $ 209,632   $18,527    8.84%    $ 181,384   $15,519     8.56%

Non-Interest Earning Assets

   Cash and due from banks               11,827                          10,721                           9,346
   Bank premises and equipment            5,038                           4,944                           4,721
   Other assets                           1,763                           2,695                           2,043
   Allowance for loan losses             (2,193)                         (1,839                          (1,661)
                                      ---------                       ---------                       ---------
Total assets                          $ 265,599                       $ 226,153                       $ 195,833
                                      ---------                       ---------                       ---------
Liabilities and Shareholders' Equity
Liabilities

   Interest-bearing deposits          $ 197,089   $ 8,662    4.39%    $ 167,327   $ 7,890    4.72%    $ 148,569   $ 6,529     4.39%
   Borrowed funds                         7,663       402    5.25%        4,754       319    6.71%        1,486        88     5.92%
                                      ---------   -------    ----     ---------   -------    ----     ---------   -------     ----
Total interest-bearing liabilities    $ 204,752   $ 9,064    4.43%    $ 172,081   $ 8,209    4.77%    $ 150,055   $ 6,617     4.41%

   Non-Interest Bearing Liabilities:
    Liabilities:
      Demand deposits                 $  34,570                       $  30,901                       $  24,021
      Other liabilities                   1,506                             953                             828
                                      ---------                       ---------                       ---------
   Total liabilities                    240,828                         203,935                         174,904
   Shareholders' equity                  24,771                          22,218                          20,929
                                      ---------                       ---------                       ---------
Total liabilities and shareholders'
equity                                $ 265,599                       $ 226,153                       $ 195,833
                                      ---------                       ---------                       ---------
Net Interest Earnings                             $11,255                         $10,318                         $ 8,902
                                                 ---------                       ---------                        --------
Net Interest Yield on Earnings Assets                         4.52%                           4.92%                           4.91%
                                                             ------                          ------                          ------

(1) Average balances are calculated using daily balances for each category in 1999, 2000 and 2001.
(2) Non-accrual loans are included in the average balance of this category
(3) Amounts are shown on a tax equivalent basis.

        3 - Changes in Net Interest Income Attributable to Rate & Volume


This table represents the variances of earning assets and interest-bearing liabilities between the years 2001 and 2000. The total variance for each category is broken down between volume variance and rate variance which provides an analysis of the impact that growth and changes in interest rates have upon the balance sheet structure.


(In thousands)                       December 31, 2001 vs. 2000            December 31, 2000 vs. 1999
                                     --------------------------            --------------------------
                                   Due to     Change in                  Due to      Change in
Interest Earned On:                Volume        Rate        Total       Volume        Rate        Total
                                   ------    ---------       -----       ------    ---------       -----
     Loans                         $3,174      ($1,021)     $2,153       $2,243         $188      $2,431
     Interest - bearing deposits      (15)         (19)        (34)          73            0          73
     Securities                       (50)         (37)        (87)         173           91         264
     Federal Funds Sold               265         (505)       (240)          21          219         240
                                   ------      -------      ------       ------        -----      ------
Total interest earned on interest
      bearing assets               $3,374      ($1,582)     $1,792       $2,510         $498      $3,008
                                   ------      -------      ------       ------        -----      ------
Interest Paid On:
     Interest-bearing deposits     $1,332        ($561)       $771         $902         $459      $1,361
     Borrowed funds                   164          (80)         84          218           13         231
                                   ------      -------      ------       ------        -----      ------
Total interest paid on
     liabilities                   $1,496        ($641)       $855       $1,120         $472      $1,592
                                   ------      -------      ------       ------        -----      ------
Net interest income                $1,878        ($941)       $937       $1,390          $26      $1,416
                                   ======       ======      ======       ======        =====      ======

                        4 -Types of Investment Securities

                   Book Value of Securities Available for Sale
                   -------------------------------------------

                                                          December 31,
                                                         -------------
                                                       2001        2000
                                                       ----        ----
     U.S. Government and federal agencies            $ 7,973     $11,890
     Obligations of state & political subdivisions     1,190         768
     Corporate bonds                                     250         269
     Mortgage-backed securities                          870         753
     Other securities                                  1,354       1,354
                                                     -------     -------
                                                     $11,637     $15,034
                                                     =======     =======

                    Book Value of Securities Held to Maturity
                    -----------------------------------------

                                                         December 31,
                                                        -------------
                                                       2001        2000
                                                       ----        ----
     U.S. Government and federal agencies             $3,744      $5,836
     Obligations of state & political subdivisions     3,145       1,763
     Corporate bonds                                       0         263
     Mortgage-backed securities                           93         167
     Other securities                                  2,774           0
                                                      ------      ------
                                                      $9,756      $8,029
                                                      ======      ======

At December 31, 2001, the securities book value was $21.3 million and the market value was $21.5 million, compared to December 31, 2000 values of $23.0 and $23.1 million, respectively. As of December 31, 2001, there were no obligations by any one issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. Agencies and Corporations, which in the aggregate exceeded 10% of stockholders' equity.

                        5 - Securities Maturity Analysis

Table 5 sets forth the maturity of distribution and weighted average yields of the securities portfolio at December 31, 2001. The weighted average yields are calculated on the book value of the portfolio and on securities interest income adjusted for amortization of premium and accretion of discount.

                                Held to Maturity
                                ----------------

                                                                         December 31, 2001

                                                                                                After One But
                                                          Within One Year                     Within Five Years
                                                          ---------------                     -----------------
                                                    Amount (000's)     Yield (%)         Amount (000's)     Yield (%)
                                                    --------------     ---------         --------------     ---------
U.S. Government and federal agencies                     499           4.96%                2,245           5.99%
Obligations of state & political subdivisions            260           6.51%                1,433           6.57%
Mortgage-backed securities                                 0           0.00%                   93           6.43%
Other securities                                           0           0.00%                    0           7.10%
                                                       -----           -----               ------          ------
Total                                                    759           5.49%                3,771           6.23%
                                                       -----           -----               ------          ------


                                                                         December 31, 2001

                                                           After Five But
                                                          Within Ten Years                      After Ten Years
                                                           ---------------                     -----------------
                                                    Amount (000's)     Yield (%)         Amount (000's)     Yield (%)
                                                    --------------     ---------         --------------     ---------
U.S. Government and federal agencies                     500           5.03%                  500           7.00%
Obligations of state & political subdivisions          1,052           6.07%                  400           6.59%
Mortgage-backed securities                                 0           0.00%                    0           0.00%
Other securities                                           0           0.00%                2,774           7.41%
                                                       -----           -----               ------          ------
Total                                                  1,552           5.73%                3,674           7.21%
                                                       =====           ====                 =====           ====


                               Available for Sale


                                                                         December 31, 2001

                                                                                                After One But
                                                          Within One Year                     Within Five Years
                                                          ---------------                     -----------------
                                                    Amount (000's)     Yield (%)         Amount (000's)     Yield (%)
                                                    --------------     ---------         --------------     ---------
U.S. Government and federal agencies                     353           5.33%                6,313           5.02%
Obligations of state & political subdivisions              0           0.00%                  522           6.57%
Mortgage-backed securities                                 0           0.00%                    0           0.00%
Other securities                                           0           0.00%                    0           0.00%
                                                       -----           -----               ------          ------
Total                                                    353           5.33%                6,835           5.14%
                                                         ===           ====                 =====           =====



                                                                         December 31, 2001

                                                           After Five But
                                                          Within Ten Years                      After Ten Years
                                                           ---------------                     -----------------
                                                    Amount (000's)     Yield (%)         Amount (000's)     Yield (%)
                                                    --------------     ---------         --------------     ---------
U.S. Government and federal agencies                   1,307           5.84%                    0           0.00%
Obligations of state & political subdivisions            668           6.19%                    0           0.00%
Mortgage-backed securities                               139           6.98%                  731           5.55%
Other securities                                           0           0.00%                1,604           5.54%
                                                       -----           -----               ------          ------
Total                                                  2,114           6.03%                2,335           5.54%
                                                       =====           =====                =====           =====


                      6 - Composition of the Loan Portfolio

The following table summarizes the composition of the loan portfolio at December 31, 2001 through 1997.


(In thousands)                                                                             December 31,
                                                                                           ------------
                                                                     2001         2000         1999         1998        1997
                                                                     ----         ----         ----         ----        ----
Loans secured by real estate:                                                               (In 000's)
     Construction and land development                               $ 21,926     $ 14,474     $ 12,462     $ 10,216    $  8,078
     Secured by farmland                                                1,677          892          957          959         693
     Secured by 1-4 family residential                                 53,419       36,966       29,363       26,287      23,838
     Multi-family residential                                           3,982        4,809        2,767        1,841       1,456
     Non-farm, non-residential loans                                   83,624       52,982       44,384       28,062      16,922
Loans to farmers (except those secured by real estate)                     12          477          224          223         426
Commercial and industrial loans (except those secured by real estate)  49,445       56,155       44,391       44,568      38,607
Loans to individuals (except those secured by real estate)             17,261       19,935       18,658       20,367      16,497
All other loans                                                           425        1,224        1,404          216         110
                                                                     --------     --------     --------     --------    --------
                                                                     $231,771     $187,914     $154,610     $132,738    $106,627
Less:
     Unearned income                                                       12          208          447        1,133       1,374
     Allowance for loan losses                                          2,459        2,000        1,689        1,591       1,296
                                                                     --------     --------     --------     --------    --------
                                                                     $229,300     $185,706     $152,474     $130,015    $103,957
                                                                     --------     --------     --------     --------    --------

The Corporation had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 2001, or any of the previous years disclosed above.

There were no categories of loans that exceeded 10% of outstanding loans as of December 31, 2001, which were not disclosed in Table 6.

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are disclosed but not reflected in the accompanying financial statements. At December 31, 2001, commitments for standby letters of credit totaled $1.7 million and commitments to extend credit totaled $45.9 million. At December 31, 2000, commitments for standby letters of credit totaled $1.4 million and commitments to extend credit totaled $36.8 million.

                     7 - Maturity Schedule of Selected Loans

The table below presents the maturities of selected loans outstanding at December 31, 2001.

                                                       After One
                                     Within          But Within         After
                                     One Year         Five Years      Five Years          Total
                                     --------         ----------      ----------          -----
                                                               (in 000's)
Commercial                            $ 32,480         $ 16,130         $   835          $ 49,445
Real estate-construction                17,772            1,516           2,638            21,926
                                      --------         --------         -------          --------
                                      $ 50,252         $ 17,646         $ 3,473          $ 71,371
                                      --------         --------         -------          --------

Interest sensitivity on such loans maturing after one year:

Fixed                                 $ 17,594
Variable                                 3,525
                                      --------
Total                                 $ 21,119
                                      --------


                          8 - Summary of Risk Elements

The following table details information concerning non-accrual, past due and restructured loans as of December 31 for each of the years indicated:

                                                               December 31,
                                                               ------------
                                           2001        2000        1999        1998        1997
                                           ----        ----        ----        ----        ----
                                                                (in 000's)
Non-accrual loans                        $  211        $371        $ 40        $261        $ 71
Loans past due 90 days or more
  and still acquiring interest            1,079         154         146         200         173
Restructured loans                            0           0           0           0           0
                                         ------        ----        ----        ----        ----
                                         $1,290        $525        $186        $461        $244
                                         ------        ----        ----        ----        ----


The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are placed on non-accrual at an earlier date or charged off if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Non-accrual loans at December 31, 2001 were $211 thousand compared to $371 thousand for 2000. Approximately $5 thousand of interest income would have been recorded if interest had been accrued in 2001. As of December 31, 2001, the Corporation had a total of $1.3 million in non-accrual, 90 days past due and still accruing interest, and restructured loans, compared to $525 thousand in 2000. This was an increase of $765 thousand or 145.7%.

As of December 31, 2001 the Corporation had no loans in addition to the past due and non-accrual loans mentioned above that are considered to be potential problem loans. The Corporation's management and Board of Directors have reviewed the asset quality of TMB's and RHB's loan portfolios and both loan loss allowances and have found them to be adequate.

                       9 - Summary of Loan Loss Experience


(In thousands)                             2001        2000        1999        1998        1997
                                           ----        ----        ----        ----        ----
Balance, beginning of period             $2,000      $1,689      $1,591      $1,296      $1,060
Less Charge-off's:
         Commercial                          71          47         205          64          54
         Real estate-mortgage                59           0          29           0           0
         Real estate-construction             0           0          19           0           0
         Consumer installment loans         165         235          71         122          50
                                         ------      ------      ------      ------      ------
                          Total          $  295      $  282      $  324      $  186      $  104
                                         ------      ------      ------      ------      ------
Plus Recoveries:
         Commercial                      $    0      $   44      $   17      $   20      $   55
         Real estate-mortgage                 0           0           0          20           0
         Real estate-construction             0           0           2           0           0
         Consumer installment loans          67          66          23          12           8
                                         ------      ------      ------      ------      ------
                           Total         $   67      $  110      $   42      $   52      $   63
                                         ------      ------      ------      ------      ------
Additions charged to operating expense   $  687      $  483      $  380      $  429      $  277
                                         ------      ------      ------      ------      ------
Balance, end of period                   $2,459      $2,000      $1,689      $1,591      $1,296
                                         ------      ------      ------      ------      ------
Ratio of net charge-offs to
    average loans outstanding during the   0.11%       0.10%       0.19%       0.11%       0.05%
    period

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors including changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the assessment of problem loans and an analysis of anticipated economic condition in the market area. An analysis of the allowance for loan losses, including charge-off activity, is presented above for the years ended December 31, 2001 through 1997.

                10 - Allocation of the Allowance for Loan Losses

The following table reflects management's allocation of the allowance for loan losses for the years ended December 31, 2001 through 1997.


                                                         December 31, 2001          December 31, 2000         December 31, 1999
                                                         -----------------          -----------------         -----------------
                                                                 % of Loans to              % of Loans to             % of Loans to
                                                        Amount    Total Loans      Amount    Total Loans     Amount    Total Loans
                                                        ------   -------------     ------   -------------    ------   -------------
Loans secured by real estate:                                 (in 000's)                 (in 000's)                (in 000's)
     Construction and land development                       $233        9.5%           $152        7.7%          $53        8.1%
     Secured by farmland                                       18        0.7%              9        0.5%            9        0.6%
     Secured by 1-4 family residential                        567       23.0%            394       19.7%          165       19.0%
     Nonfarm, nonresidential loans                            929       37.8%            622       30.6%          686       30.5%
Loans to farmers (except those secured by real estate)          0        0.0%              5        0.3%            3        0.1%
Commercial loans (except those secured by real estate)        525       21.3%            596       29.9%          628       29.2%
Consumer installment loans (except those secured by r/e)      183        7.4%            209       10.6%          138       12.1%
All other loans                                                 5        0.2%             13        0.7%            7        0.4%
                                                           ------      ------         ------      ------       ------      ------
                                                           $2,459      100.0%         $2,000      100.0%       $1,689      100.0%
                                                           ------      ------         ------      ------       ------      ------


                                                         December 31, 1998            December 31, 1997
                                                         -----------------            -----------------
                                                                   % of Loans to                % of Loans to
                                                        Amount      Total Loans      Amount      Total Loans
                                                        ------     -------------     ------     -------------
Loans secured by real estate:                                 (in 000's)                   (in 000's)
     Construction and land development                        $48        7.7%              $40        7.5%
     Secured by farmland                                       10        0.7%               11        0.6%
     Secured by 1-4 family residential                        174       19.8%              188       23.4%
     Nonfarm, nonresidential loans                            606       22.5%              445       17.0%
Loans to farmers (except those secured by real estate)          3        0.2%                2        0.4%
Commercial loans (except those secured by real estate)        627       33.6%              525       35.7%
Consumer installment loans (except those secured by r/e)      118       15.3%               81       15.3%
All other loans                                                 5        0.2%                4        0.1%
                                                           ------      ------           ------      ------
                                                           $1,591     100.00%           $1,296      100.0%
                                                           ------      ------           ------      ------

                                       16

                             11 - Deposits and Rates

The following table details the average amount of, and the average rate paid on the following primary deposit categories for the years ended December 31, 2001, 2000 and 1999.


                                                  Year ended                  Year ended                   Year ended
(In thousands)                                 December 31, 2001           December 31, 2000            December 31, 1999
                                               -----------------           -----------------            -----------------
                                             Average       Average       Average       Average        Average       Average
                                             Balance        Rate         Balance        Rate          Balance        Rate
                                             -------       -------       -------       -------        -------       -------
Demand deposits                              $ 34,570                    $ 30,901                     $ 24,021
Interest - bearing demand                      32,679       1.90%          27,736       2.60%           31,685       2.80%
Savings                                        35,585       2.71%          29,990       3.20%           19,781       3.00%
Certificates of deposit                       128,825       5.49%         109,601       5.70%           97,103       5.20%
                                             --------                    --------                     --------
   Total interest - bearing deposits          197,089       4.39%         167,327       4.72%          148,569       4.39%
                                             --------                    --------                     --------
Borrowed money                                  7,663       5.25%           4,754       6.71%            1,486       5.92%
                                             --------                    --------                     --------
   Total interest - bearing liabilities       204,752       4.43%         172,081       4.77%          150,055       4.41%
                                             ========                    ========                     ========
Total deposits & borrowed money              $239,322                    $202,982                     $174,076
                                             ========                    ========                     ========

The Corporation primarily uses deposits to fund its loans and investment securities. The Corporation offers individuals and small-to-medium-size businesses a variety of deposit accounts. Deposit accounts, including checking, savings, money markets and certificates of deposit, are obtained primarily from the communities which the Corporation services.

      12 - Maturities of CDs and Other Time Deposits in Excess of $100,000

The following is a summary of the maturity distribution of certificates of deposit and other time deposits in amounts of $100,000 or more as of December 31, 2001.


                                     Amount          Percent
                                     ------          -------
                                           (in 000's)
Three months or less                 $ 5,307          16.97%
Over three-six months                  7,167          22.91%
Over six-twelve months                12,353          39.49%
Over twelve months                     6,451          20.62%
                                     -------         ------
     Total                           $31,278         100.00%
                                     -------         ------

Certificates of deposit in the amounts of $100,000 or more were $31.3 million at December 31, 2001. This represents 21.9% of the total certificates of deposit balance of $143.0 million at December 31, 2001. The Corporation does not solicit such deposits. Further, the Corporation does bid for selected public funds deposits in large denominations, and such deposits may require a pledging of investment securities.

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

                         13 - Analysis of Liquid Assets

Liquidity is a measure of the Corporation's ability to generate sufficient cash to meet present and future obligations in a timely manner. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Corporation. The Corporation's ability to fund these daily commitments at December 31, 2001, 2000 and 1999 is illustrated in the table below:


                                                               December 31,
                                                               ------------
                                                     2001          2000        1999
                                                     ----          ----        ----
                                                           (amounts in 000's)
Liquid Assets:
   Cash and due from banks                             $17,680      $12,765     $11,919
   Federal funds sold                                   22,185       16,996      14,293
   Liquid securities                                    12,396       16,048      12,240
   Loans maturing in one year or less                   90,764       72,898      51,243
                                                      --------     --------    --------
        Total liquid assets                           $143,025     $118,707     $89,695
                                                      --------     --------    --------
   Total deposits and other liabilities               $274,120     $223,008    $183,755
                                                      --------     --------    --------
   Ratio of liquid assets to deposits
   and other liabilities                                 52.18%       53.23%      48.80%
                                                      --------     --------    --------

The net loan to deposit ratio (89.00%) as of December 31, 2001 has provided the opportunity for the Corporation to achieve a high return on its deposits. For the year ended December 31, 2001, the Corporation experienced a return on assets of 1.22% and a net interest margin of 4.52%.

The source of new funds is strong for both long-term and short-term duration. The growth in deposits was $45.5 million or 21.4% during 2001. The Corporation also has access to overnight federal funds from correspondent banks totaling up to $13.9 million. In addition, The Corporation has established borrowing limits through the Federal Reserve Bank's discount window for $2.0 million. Also, the Corporation has $46.2 million of funds available through the Federal Home Loan Bank of Atlanta of which $7.0 million has been utilized. Management believes that the opportunity for the sale of loans on the market is good.

                              14 - Financial Ratios

The following table summarizes ratios considered to be significant indicators of the Corporation's profitability and financial condition for the years ended December 31, 2001, 2000 and 1999.



                                           For the Years Ending December 31,
                                           ---------------------------------
                                             2001         2000        1999
                                             ----         ----        ----

Return on average assets
   (Net income/average total assets)         1.22%        1.12%        1.21%
                                            ------       ------       ------
Return on average equity
    (Net income/average equity)             13.12%       11.45%       11.05%
                                            ------       ------       ------
Dividends payment ratio
     (Dividends declared/
         Net income)                        16.65%       18.00%        7.96%
                                            ------       ------       ------
Average equity to average asset ratio        8.59%        9.46%       10.29%
                                            ------       ------       ------


                           15 - Short-Term Borrowings

The Corporation had no short-term borrowings with an average balance outstanding of more than 30% of stockholders' equity for the years ended December 31, 2001, 2000 and 1999.

                       16 - Interest Sensitivity Analysis

This table represents the relationship of earning assets to interest-bearing liabilities at selected periods of time. The period GAP shows whether the Corporation is rate sensitive on either the asset or liability side for each of the periods while the cumulative GAP reflects the sensitivity on a year-to-date basis. As reflected in this table, the Corporation is asset sensitive during the 1-90 day period while on a cumulative basis the Corporation is liability sensitive for the one-year period.


(In thousands)                                                     90 Days                      Over
                                                     1-90 Days    to 1 Year     1-5 Years     5 Years        Total
                                                     ---------    ---------     ---------     -------        -----
Earning assets
Fed funds sold                                        $ 22,185          $ -           $ -          $ -      $ 22,185
Interest - bearing demand                                  186            0             0            0           186
Securities                                                 512          600        10,606        9,675        21,393
Loans                                                   58,454       32,310       122,474       18,992       232,230
                                                     ---------    ---------     ---------      -------     ---------
Total earning assets                                  $ 81,337     $ 32,910     $ 133,080     $ 28,667     $ 275,994
Interest - bearing liabilities
Interest - bearing demand                             $ 17,692          $ -      $ 19,103          $ -      $ 36,795
Savings                                                  6,323            0        13,210            0        19,533
Money market savings                                    21,591            0             0            0        21,591
Certificates of deposit                                 23,729       84,955        34,274            0       142,958
Borrowed funds                                           4,559            0         8,000        2,204        14,763
                                                     ---------    ---------     ---------      -------     ---------
Total interest - bearing liabilities                  $ 73,894     $ 84,955      $ 74,587      $ 2,204     $ 235,640
                                                     ---------    ---------     ---------      -------     ---------
Period GAP                                             $ 7,443     $(52,045)     $ 58,493     $ 26,463
                                                     ---------    ---------     ---------      -------
Cumulative GAP                                         $ 7,443     $(44,602)     $ 13,891     $ 40,354
                                                     ---------    ---------     ---------      -------
Cumulative GAP/Earning assets                            2.70%      -16.16%         5.03%       14.62%

            17 - Quarterly Condensed Statements of Income - Unaudited


                                                                      2001 Quarter Ended
                                                                      ------------------
                                                                In thousands (except per share)
                                                         March 31     June 30     Sept 30     Dec 31
                                                         --------     -------     -------     ------
Total interest income                                        $4,980      $5,062      $5,085      $5,108
Net interest income after provision for loan losses           2,504       2,609       2,703       2,668
Non interest income                                             379         451         512         562
Non interest expense                                          1,743       1,863       1,886       2,022
Income before income taxes                                    1,140       1,197       1,329       1,208
Net income                                                      760         796         890         804
Earnings per common share - assuming dilution                 $0.16       $0.17       $0.20       $0.18
Dividends per common share                                     0.00        0.00        0.00        0.12


                                                                      2000 Quarter Ended
                                                                      ------------------
                                                               In thousands (except per share)
                                                         March 31     June 30     Sept 30     Dec 31
                                                         --------     -------     -------     ------
Total interest income                                        $4,184      $4,496      $4,757      $5,050
Net interest income after provision for loan losses           2,278       2,455       2,437       2,625
Non interest income                                             298         337         358         339
Non interest expense                                          1,610       1,680       1,770       2,066
Income before income taxes                                      966       1,112       1,025         898
Net income                                                      643         737         651         513
Earnings per common share - assuming dilution                 $0.14       $0.17       $0.14       $0.10
Dividends per common share                                     0.00        0.00        0.00        0.10

Item 2. Description of Properties
---------------------------------

TMB's main office is located at 4095 Valley Pike, Winchester, Virginia. On December 31, 1993, the Marathon Land Trust executed a deed and transferred the office to TMB. This property is owned free of encumbrances.

On August 12, 1993, TMB opened its Warren County Branch at 300 Warren Avenue in Post Office Plaza, Front Royal, Warren County, and Virginia. On July 1, 1996 TMB entered into a new lease with Post Office Plaza, L.C. for the new branch facility in Front Royal. The terms of the lease include a current monthly rent of $4,000 and is adjusted annually. The lease term is twenty years with the option to renew for two additional five-year terms.

On February 13, 1995, TMB opened its Winchester Branch at 1041 Berryville Avenue in the City of Winchester, Virginia. TMB executed a lease on October 1, 1994, for five years. On October 1, 1999, TMB exercised the first of two five year options. The current monthly lease payment is $1,664. TMB has one five-year option to extend this lease.

On June 18, 1997, TMB opened a second Winchester Branch at 1447 North Frederick Pike, Winchester, Virginia. TMB entered into a lease on January 13, 1997, with a termination date of December 31, 2006. TMB has two five-year options to extend the lease. The monthly lease payment is $2,500.

On September 22, 1997, TMB opened its Shenandoah County Branch at 1014 South Main Street, Woodstock, Virginia. A new lease was executed by TMB on September 1, 1997, for five years with a monthly lease payment of $800 per month through the third year, $900 per month for the fourth year and $1,000 per month for the fifth year. TMB has two five-year options to extend that lease.

On December 16, 1998, TMB purchased a lot consisting of 1.033 acres adjacent to the main office property located at 4095 Valley Pike, Winchester. TMB acquired the property to be used for additional parking and future expansion.

On August 28, 2001, TMB purchased a lot consisting of 3,367 square feet located at 139 North Cameron Street, Winchester. This property was acquired for future branch expansion. TMB is in the process of constructing a new branch building on this site which is expected to open for business in May, 2002.

On August 31, 2001, TMB purchased 26,336 square feet located at 1729 Shenandoah Avenue, Front Royal. TMB acquired the property for future branch expansion.

RHB presently owns three facilities: its main office at 110 University Boulevard in Harrisonburg, a second branch located at 1980 South Main Street, and a building located at 410 W. Spotswood Trail in Elkton, Virginia which serves as a third branch location. The main office is a one story brick building with approximately 5,800 square feet and was constructed in 1991. The site is 1.9 acres and will accommodate up to 5,000 square feet of additional building space. It is located in a relatively new and rapidly growing retail and professional area of the city. The South Main Branch is located on a .75 acre site on the south end of the city and provides 3,000 square feet of office space. The Elkton Branch resides on a .33 acre site providing 2,500 square feet of office space. The Bank also owns an undeveloped commercial lot on Evelyn Byrd Avenue, approximately 100 yards from the main office. This .4 acre lot is for possible future expansion purposes.

Additionally, the RHB has a branch located in the Red Front Supermarket on Chicago Avenue in the City of Harrisonburg. This is a leased facility with approximately 260 square feet of space. The lease has a five year term with an automatic five year renewal. The Bank has entered into a lease agreement for its new Weyers Cave branch. The lease runs for 5 years with options for 4 more terms of 5 years. The space is approximately 2,040 square feet. The Waynesboro lease agreement is for space of approximately 2,040 square feet. The lease runs for 5 years with options for 4 more terms of 5 years. The newest branch in Staunton has 1,500 square feet and the lease runs for 5 years with options for 4 more terms of 5 years each. All properties are in sound physical condition and are deemed to be adequately insured. There are no mortgages, liens or other limitations on the RHB's ownership of its properties.

Item 3.  Legal Proceedings
--------------------------

In the course of normal operations, the Corporation, TMB and RHB are parties to various legal proceedings. Based upon information currently available, and after consultations with legal counsel, management believes that such legal proceedings will not have a material adverse effect on the Corporation's business, financial position, or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Corporation through a solicitation of proxies or otherwise.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

The Corporation's common stock is listed on the NASDAQ Small Cap Market under the symbol PREM. Prior to the common stock's listing on NASDAQ on October 3, 1996, there were occasional transactions in the stock and management assisted in matching persons interested in buying or selling the stock. During 2001, the Corporation repurchased 114,669 shares of common stock for $793 thousand. During 2000, the Corporation repurchased 16,500 shares of common stock for $81 thousand.

The following table represents the Corporation's stock prices for 2001 and 2000. This sales price information reflects inter-dealer prices, without retail mark-up, mark-down, or commission.


                 1st Quarter               2nd Quarter               3rd Quarter                4th Quarter
              Low          High          Low         High          Low         High          Low          High
         -----------------------------------------------------------------------------------------------------------
2001         5.125         6.75         5.80         7.60         7.00         8.75         7.20          8.50
         -----------------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------------
2000         5.47          6.75         5.00         6.25         5.00         6.06         4.75          5.25
         -----------------------------------------------------------------------------------------------------------

At December 31, 2001, the Corporation had approximately 2,293 stockholders of record.

Dividends from TMB and RHB serve as the primary funding to the Corporation for dividend payment. The Corporation declared a $.12 per share cash dividend to stockholders of record as of December 27, 2001. Cash dividends of $.10 per share cash declared in 2000 were paid in January, 2001 and cash dividends of $.09 per share, declared in 1999, were paid in January, 2000.

Item 6.  Management's Discussion and Analysis or Plan of Operations
-------------------------------------------------------------------

Premier Community Bankshares, Inc. (the Corporation) is the holding company for The Marathon Bank (TMB) and Rockingham Heritage Bank (RHB). The following discussion complements the financial statements and is intended to assist the reader in evaluating the financial performance and condition of Premier Community Bankshares, Inc. as of December 31, 2001. Premier Community Bankshares, Inc. was formerly called Marathon Financial Corporation. On November 20, 2000, the Corporation changed its name and acquired all of the issued and outstanding capital stock of Rockingham Heritage Bank through a merger with Rockingham Heritage Bank at the subsidiary level. All information has been restated to reflect the merger of Rockingham Heritage Bank for all years stated.

Overview

The Corporation's assets grew at a 21.7% pace, ending the year at $299.9 million. The growth was primarily due to a 23.5% increase in net loans with a balance of $229.3 million at year-end. The loan growth was funded by a 21.4% increase in deposits and by $7.0 million borrowed from Trust Preferred Capital Notes. Net income for the year was $3.3 million up 27.8% from 2000.

Results of Operations

The return on average assets was 1.22% as compared to 1.12% in 2000. Included in expenses for 2000 are nonrecurring merger expenses of $340 thousand. Excluding these expenses, the return on average assets would have been 1.28% for 2000. Return on average equity for 2001 was 13.12% as compared to 11.45% for 2000. Eliminating merger expenses, the return on average equity for 2000 would have been 13.00%.

Net income for the years ended December 31, 2001 and 2000 was $3.3 million and $2.5 million, respectively, a 27.8% increase. An increase in net interest income before provision for loan losses of $893 thousand was the primary reason for the improvement in earnings.

Net Interest Income

The Corporation's net interest income before provision for loan losses for the years ended December 31, 2001 and 2000 was $11.2 million and $10.3 million, respectively.

Net interest income is the difference between interest income and interest expense and represents the Corporation's gross profit margin. The net interest margin represents net interest income divided by average earning assets. It reflects the average effective rate earned by the Corporation on its earning assets. The increase in net interest income of $893 thousand for the year ended December 31, 2001 when compared to 2000, was primarily the result of increases in average earning assets. For the year ended 2001, the net interest margin decreased to 4.52% from

4.92% last year. The impact of the 475 basis point drop in the prime rate during 2001 was the reason for the decline in the net interest margin. The prime rate as of December 31, 2001 was 4.75% as compared to 9.50% a year earlier.

Net interest income is affected by changes in both average interest rates and average volumes of interest earning assets and interest bearing liabilities.

Non-interest Income

The Corporation's non-interest income is derived chiefly from service charges on deposit accounts and commissions and fees from bank services. The Corporation's total non-interest income increased from $1.3 million in 2000 to $1.9 million in 2001. The increase is due to a higher volume of deposit customers.

Non-interest Expenses

Non-interest expense consists of salaries and employee benefits, occupancy expenses, furniture and equipment and other operating expenses. During 2001, total non-interest expenses increased $388 thousand or 5.4% compared to the same period last year. Salaries and benefits increased $522 thousand, most of which was due to new hires, 401k plan additions and rising medical insurance. In addition, other operating expenses increased $82 thousand from the prior period. The increase in non-interest expenses were due to increased business activity.

Income Taxes

Income tax expense was $1.6 million for the year ended December 31, 2001 and $1.5 million for the same period of 2000. The increase is due to an increase in taxable income. A detailed discussion of the Corporation's tax calculation is contained in Note 8 to the Consolidated Financial Statements.

Financial Condition

Loan Portfolio

Loan demand was strong during 2001. Total net loans increased $43.6 million or 23.5%, from December 31, 2000 to December 31, 2001. The net loan to deposit ratio was 89.0% at December 31, 2001, compared to 87.5% at December 31, 2000.

Through December 31, 2001, the Corporation experienced net charge-offs of $228 thousand, or 0.11% of average loans. Net loan charge-offs through December 31, 2000 were $172 thousand, or 0.10% of average loans. At December 31, 2001, the Corporation had non-accrual loans totaling $211 thousand while at December 31, 2000, the Corporation had non-accrual loans totaling $371 thousand.

In determining the adequacy of the allowance for loan losses, management considers the size and composition of the loan portfolio, historical experience, economic conditions, the value and adequacy of collateral and guarantors, and the current level of the allowance. In addition, consideration is given to potential losses associated with non-accrual loans and loans that are considered to be potential problems.

At December 31, 2001, the allowance for loan losses was $2.5 million, or 1.06% of loans. At December 31, 2000, the allowance for loan losses was $2.0 million, or 1.07% of loans. Management believes that the allowance is adequate, subject to unforeseen economic changes or unexpected regulatory developments.

Deposits and Borrowings

Deposits and borrowings increased $51 million or 23.1% from December 31, 2000 to December 31, 2001. RHB borrowed money from the Federal Home Loan Bank of Atlanta as a less expensive alternative to purchasing retail deposit funds. Premier borrowed $7 million in Trust Preferred Capital Notes as a long-term source of funding.

Capital Resources

Total stockholders' equity on December 31, 2001 was $25.7 million, or 10.5% above the December 31, 2000 level of $23.3 million. Return on average equity for the year ended December 31, 2001 was 13.12% as compared to 11.45% for the year ended December 31, 2000. The Federal Reserve mandates minimum capital requirements for the Corporation. Under this system, all balance sheet assets are assigned a certain risk category with a prescribed weight. Off-balance-sheet items, such as loan commitments and letters of credit, are also assigned a risk rating. The sum of the balance sheet and off-balance-sheet amounts multiplied by their respective risk weight factors must then meet a required minimum test. Tier 1 Capital is defined as stockholders' equity minus certain intangible assets. Tier 2 Capital consists of Tier 1 Capital plus a certain amount of the allowance for loan losses. At December 31, 2001, the Corporation substantially exceeded all minimum requirements. See Note 15 to the Consolidated Financial Statements for more detail.

Liquidity

Liquidity is defined as the Corporation's ability to provide funds for customers' demands for loans and deposit withdrawals without impairing profitability. To meet these needs, the Corporation maintains cash reserves and overnight and readily marketable investments. Funds can also be obtained through increasing deposits or through the Corporation's borrowing privileges with several correspondents.

A related concern of liquidity management is interest rate sensitivity. Changes in interest rates may affect funding requirements, as well as the relative liquidity of certain assets. As of December 31, 2001, the Corporation's interest sensitive liabilities maturing or repricing within one year exceeded interest sensitive assets maturing or repricing within one year, creating a negative "gap" position. To assist further in the analysis and management process, the Corporation calculates the effects of sudden interest rate changes upon net interest income by taking into account the balance sheet gap position and the degree of sensitivity to rate changes of each grouping of assets and liabilities. The Corporation's objective is to minimize risk associated with sudden changes in interest rates and, accordingly, avoid speculating on interest rate movement.

Forward-Looking Statements

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrase such as "the Corporation expects," "the Corporation believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Corporation, changing trends in customer profiles and changes in laws and regulations applicable to the Corporation. Although the Corporation believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Corporation will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

         The standards generally are required to be implemented by the Corporation in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

         In June 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Statement is not expected to have a material effect on the Corporation's financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also establishes a single accounting model for long-lived assets to be disposed of by sale, which includes long-lived assets that are part of a discontinued operation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2001. The Statement is not expected to have a material effect on the Corporation's financial statements.

Item 7. Financial Statements
----------------------------

Financial Statements are included in this Form 10-KSB as Exhibit 99.1

Item 8. Changes in and Disagreements with Accountants on Accounting and
---------------------------------------------------------------------------
        Financial Disclosure
        --------------------

None.

Part III

The information required by Items 9, 10, 11 and 12 of Part III has been incorporated herein by reference to the Corporation's 2002 Proxy Statement as set forth below in accordance with General Instruction E.3 of Form 10-KSB.

Item 9. Directors, Executive Officers, Promoters and Control Persons;
---------------------------------------------------------------------
        Compliance With Section 16(a) of the Exchange Act
        -------------------------------------------------

Information relating to directors and executive officers of the Corporation is set forth in the sections entitled "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2002 Proxy Statement and is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

Information regarding compensation of officers and directors is set forth in the sections entitled "Executive Officer Compensation", "Stock Options", "Employment Agreements" and "Director Compensation" in the 2002 Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Information concerning the security ownership of certain beneficial owners and management is set forth in the sections entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 2002 Proxy Statement and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

Information regarding certain relationships and related transactions is set forth in the section entitled "Certain Relationships and Related Transactions" in the 2002 Proxy Statement and is incorporated herein by reference.


Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)      Exhibit Index

              3.1      Amended and Restated Articles of Incorporation, incorporated herein by reference to the Corporation's
                       Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 0-18868).

              3.2      By-laws, incorporated herein by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 0-18868).

              10.1     401(k) Plan of Marathon Financial Corporation, incorporated herein by reference as Exhibit 10.1 to the
                       Corporation's Registration Statement on Form S-1 filed August 26, 1992 (File No. 33-51366).

              10.2     Employment Agreement between TMB and Donald L. Unger, incorporated herein by reference as Exhibit 10.2 to the Corporation's Registration Statement on Form S-1 filed on August 26, 1992 (File No. 33-51366).

              10.3     Lease between TMB and Post Office Plaza, L.C. for the branch office at 300 Warren Avenue, Front Royal,
                       Virginia, incorporated herein by reference as Exhibit 10.3 to the Corporation's Registration Statement
                       on Form S-1 filed July 26, 1996 (File No. 333-08995).

              10.4     Lease between TMB and the Lessor, James Butcher, for the branch office at 1041 Berryville Avenue,
                       Winchester, Virginia, incorporated herein by reference to the Corporation's Annual Report on Form
                       10-K for the year ended December 31, 1995 (File No. 0-18868).

              10.5     Lease between TMB and the Lessors, Keith R. Lantz and Mary G. Lantz, for land at 1014 Main Street,
                       Woodstock, Virginia, incorporated by reference herein by reference to the Corporation's Annual Report on
                       Form 10-KSB for the year ended December 31, 1997 (File No. 0-18868).

              10.6     1996 Long-Term Incentive Plan of Marathon Financial Corporation, incorporated herein by reference as
                       Exhibit 99 to the Corporation's Registration Statement on Form S-8 filed November 26, 1997 (File No.
                       333-41163).

              21       Subsidiaries of Premier Community Bankshares, Inc.

              23       Consent of Yount, Hyde & Barbour, P.C.

              99.1     Financial Report of Premier Community Bankshares, Inc., including the following:

                       -- Independent Auditor's Report of Yount, Hyde & Barbour, P.C.
                       -- Consolidated Balance Sheets - December 31, 2001 and 2000
                       -- Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999
                       -- Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2001,2000 and 1999
                       -- Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999
                       -- Notes to Consolidated Financial Statements.

              99.2     Independent Auditor's Report from McGladrey & Pullen, LLP with respect to RHB.

     (b)      Reports on Form 8-K.  None.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned

                                            PREMIER COMMUNITY BANKSHARES, INC.
                                            (Registrant)

                                            By:    /s/ Donald L. Unger
                                                   -------------------
                                                   Donald L. Unger
                                                   President & CEO

                                                   /s/ Frederick A. Board
                                                   ----------------------
                                                   Frederick A. Board
                                                   CFO

DATE:  March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

DATE                                        SIGNATURE AND TITLE

March 29, 2002                              /s/ Walter H. Aikens
--------------                              --------------------
                                            (Walter H. Aikens, Director)

March 29, 2002                              /s/ Clifton L. Good
--------------                              -------------------
                                            (Clifton L. Good, Director)

March 29, 2002                              /s/ Stephen T. Heitz
--------------                              --------------------
                                            (Stephen T. Heitz, Director)

March 29, 2002                              /s/ Joseph W. Hollis
--------------                              --------------------
                                            (Joseph W. Hollis, Director)

March 29, 2002                              /s/ Wayne B. Ruck
--------------                              -----------------
                                            (Wayne B. Ruck, Director)

March 29, 2002                              /s/ John K. Stephens
--------------                              --------------------
                                            (John K. Stephens, Chairman)

March 29, 2002                              /s/ Donald L. Unger
--------------                              -------------------
                                            (Donald L. Unger, President & CEO)

March 29, 2002                              /s/ Paul R. Yoder, Jr., MD
--------------                              --------------------------
                                            (Paul R. Yoder, Jr., MD, Director)


                                  EXHIBIT INDEX

No.                  Description
---                  -----------
3.1         Amended and Restated Articles of Incorporation, incorporated herein by reference to the Corporation's
            Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 0-18868).

3.2         By-laws, incorporated herein by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 0-18868).

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

10.4        Lease between The Marathon Bank and the Lessor, James Butcher, for the branch office at 1041 Berryville
            Avenue, Winchester, Virginia, incorporated herein by reference to the Corporation's Annual Report on Form
            10-K for the year ended December 31, 1995 (File No. 0-18868).

10.5        Lease between The Marathon Bank and the Lessors, Keith R. Lantz and Mary G. Lantz, for land at 1014 Main
            Street, Woodstock, Virginia, incorporated by reference herein by reference to the Corporation's Annual
            Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-18868).

10.6        1996 Long-Term Incentive Plan of Marathon Financial Corporation, incorporated herein by reference as
            Exhibit 99 to the Corporation's Registration Statement on Form S-8 filed November 26, 1997 (File No.
            333-41163).

21          Subsidiaries of Premier Community Bankshares, Inc.

23          Consent of Yount, Hyde & Barbour, P.C.

99.1        Financial Report of Premier Community Bankshares, Inc.

99.2        Independent Auditor's Report from McGladrey & Pullen, LLP with respect to Rockingham Heritage Bank.