Form 10QSB
period 2002-03-31
PREMIER COMMUNITY BANKSHARES INC
filed 2002-05-15
CIK 854399

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002
                         Commission file number 0-18868

                       PREMIER COMMUNITY BANKSHARES, INC.
                 (Name of Small Business Issuer in its Charter)

              Virginia                                  54-1560968
              --------                                  ----------
    (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
  Of Incorporation or Organization)

             4095 Valley Pike
          Winchester, Virginia                              22602
          ---------------------                             -----
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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. YES__X__ NO______

     As of May 10, 2002, there were 4,536,484 shares of the Registrant's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The following financial statements are provided at the page numbers indicated.

            Consolidated Statements of Condition
            As of March 31, 2002 and December 31, 2001.................        3

            Consolidated Statements of Income for
            The Three Months Ended March 31, 2002 and 2001.............        4

            Consolidated Statements of Changes in
            Shareholders Equity for the Three Months
            Ended March 31, 2002 and 2001..............................        5

            Consolidated Statements of Cash Flow for the
            Three Months Ended March 31, 2002 and 2001.................        6

            Notes to Consolidated Financial Statements.................   7 - 10

Item 2.  Management's Discussion and Analysis or
            Plan of Operations.........................................  11 - 14



Part II.  OTHER INFORMATION............................................       15


Signature..............................................................       16

                          PART I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS
                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
                           Consolidated Balance Sheets
                      (In Thousands, Except for Share Data)




                                                                       (Unaudited)
                                                                         March 31,       December 31,
Assets:                                                                    2002              2001
                                                                       ------------------------------
Cash and due from banks                                                   $18,559            $17,494
Interest-bearing deposits in other banks                                      185                186
Federal funds sold                                                         21,732             22,185
Securities available for sale, at fair value                               14,575             11,637
Securities held to maturity (fair value: March 31, 2002,
       $10,180  December 31, 2001  $9,838)                                 10,275              9,756
Loans held for sale                                                           229                471
Loans, net of allowance for loan losses of $2,542,
       March 31, 2002, $2,459 December 31, 2001)                          247,316            229,300
Bank premises and equipment, net                                            5,524              5,376
Accrued interest receivable                                                 1,415              1,398
Other real estate                                                              67                 67
Other assets                                                                2,110              1,995
                                                                       ------------------------------

                                                                         $321,987           $299,865
                                                                       ==============================

Liabilities and Shareholders' Equity:
Liabilities:
     Deposits:
          Non-interest bearing demand deposits                            $38,535            $36,760
          Savings and interest-bearing demand deposits                     89,807             77,919
          Time deposits                                                   150,686            142,958
                                                                       ------------------------------
                 Total deposits                                           279,028            257,637
Federal Home Loan Bank advances                                             7,000              7,000
Short-term borrowings                                                         511                559
Accounts payable and accrued expenses                                       1,549              1,720
Capital lease payable                                                         202                204
Trust Preferred Capital Notes                                               7,000              7,000
                                                                       ------------------------------
                                                                         $295,290           $274,120
                                                                       ------------------------------

Shareholders' Equity:
Preferred stock, Series A, 5% noncumulative, no par
     value; 1,000,000 shares authorized and unissued                           $0                 $0
Common stock, $1 par value, 20,000,000 shares authorized
     March 31, 2002, 4,536,484 shares issued and outstanding;
     December 31, 2001, 4,527,484 shares issued and outstanding             4,536              4,527
Capital surplus                                                            14,844             14,808
Retained earnings                                                           7,271              6,342
Accumulated other comprehensive income                                         46                 68
                                                                       ------------------------------
      Total shareholders' equity                                           26,697             25,745

                                                                         $321,987           $299,865
                                                                       ==============================


           See Accompanying Notes to Consolidated Financial Statements

                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
                        Consolidated Statements of Income
                      (In Thousands, Except for Share Data)



                                                                                (Unaudited)
                                                                       For the Three Months Ended
                                                                                 March 31,
                                                                           2002               2001
                                                                      ------------------------------
Interest and dividend income:
   Interest and fees on loans                                         $     4,795        $     4,388
   Interest on investment securities
      Nontaxable                                                               35                 25
      Taxable                                                                 106                 84
   Interest and dividends on securities available for sale:
      Nontaxable                                                               17                 10
      Taxable                                                                 118                188
      Dividends                                                                23                 18
   Interest on deposits in banks                                                1                 22
   Interest on federal funds sold                                              95                245
                                                                      ------------------------------
          Total interest and dividend income                          $     5,190        $     4,980
                                                                      ------------------------------

Interest expense:
   Interest on deposits                                               $     1,891        $     2,220
   Interest on capital lease obligations                                        4                  4
   Interest on borrowings                                                     165                127
                                                                      ------------------------------
          Total interest expense                                      $     2,060        $     2,351
                                                                      ------------------------------

          Net interest income                                         $     3,130        $     2,629
Provision for loan losses                                                     210                125
                                                                      ------------------------------
          Net interest income after provision for loan losses         $     2,920        $     2,504
                                                                      ------------------------------

Noninterest income
   Service charges on deposit accounts                                $       327        $       308
   Commissions and fees                                                       159                 50
   Other                                                                       55                 21
                                                                      ------------------------------
          Total noninterest income                                    $       541        $       379
                                                                      ------------------------------

Noninterest expense
    Salaries and employees                                            $     1,152        $       978
    Net occupancy expense of premises                                         127                120
    Furniture and equipment                                                   124                134
    Other                                                                     673                511
                                                                      ------------------------------
          Total noninterest expenses                                  $     2,076        $     1,743
                                                                      ------------------------------

          Income before income taxes                                  $     1,385        $     1,140

Provision for income taxes                                                    456                380
                                                                      ------------------------------
          Net income                                                  $       929        $       760
                                                                      ==============================

Average shares:
    Basic                                                               4,529,262          4,546,695
    Assuming dilution                                                   4,585,660          4,611,741

Earnings per common per share:
    Basic                                                                    0.21               0.17
    Assuming dilution                                                        0.20               0.16


           See Accompanying Notes to Consolidated Financial Statements

                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
            Consolidated Statement of Changes in Shareholders' Equity
               For the Three Months Ended March 31, 2002 and 2001
                                 (In Thousands)
                                   (Unaudited)



                                                                             Accumulated
                                                                                 Other                             Total
                                           Common    Capital     Retained    Comprehensive     Comprehensive     Shareholders'
                                           Stock     Surplus     Earnings       Income            Income           Equity
                                         --------------------------------------------------------------------------------------
Balance December 31, 2000                $  4,547    $15,118     $ 3,634    $          9                        $   23,308

Comprehensive Income
  Net income                                                         760                               760             760
  Other comprehensive income
     net of tax                                                        -                                 -               -
  Unrealized gain on available for
     sale securities (net of tax $131)                                              $255              $255             255
                                                                                              ------------
  Total comprehensive income                                                                  $      1,015
                                                                                              ============



                                         --------------------------------------------------------------------------------------
Balances - March 31, 2001                $  4,547    $15,118     $ 4,394    $        264                        $   24,323
                                         ======================================================================================




                                                                             Accumulated
                                                                                 Other                             Total
                                           Common    Capital     Retained    Comprehensive     Comprehensive     Shareholders'
                                           Stock     Surplus     Earnings       Income            Income           Equity
                                         --------------------------------------------------------------------------------------
Balance December 31, 2001                $  4,527    $14,808     $ 6,342    $         68                        $   25,745

Comprehensive Income
  Net income                                                         929                      $        929             929
  Other comprehensive income
     net of tax                                                        -                                 -               -
  Unrealized loss on available for
     sale securities (net of tax -$11)                                               (22)              (22)            (22)
                                                                                              ------------
  Total comprehensive income                                                                  $        907
                                                                                              ============

Issuance of common stock-
     exercise of stock options
     (9,000 shares)                             9         36                                                            45

                                         ----------------------------------------------------------------       ---------------
Balances - March 31, 2002                $  4,536    $14,844     $ 7,271    $         46                        $   26,697
                                         ================================================================       ===============


           See Accompanying Notes to Consolidated Financial Statements

                          PREMIER COMMUNITY BANKSHARES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                                 (In Thousands)

                                   (Unaudited)


                                                                         2002                 2001
                                                                  ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $        929         $        760
Adjustments to reconcile net income
to net cash provided by operating activities:
  Amortization                                                              16                   18
  Depreciation                                                              89                   94
  Net amortization and (accretion) on securities                             4                   (3)
  Provision for loan loss                                                  210                  125
  Origination of loans available for sale                               (1,662)                (856)
  Proceeds from sale of loans available for sale                         1,904                  474
  Changes in assets and liabilities:
    (Increase) Decrease in other assets                                   (161)                  27
    Decrease in accrued interest receivable                                283                  127
    Increase (Decrease)in accounts payable/accrued expenses               (160)                 215
    Increase in interest expense payable                                   260                   88
                                                                  ----------------------------------
Net cash provided by operating activities                         $      1,712         $      1,069
                                                                  ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments
     on securities held to maturity                               $        479         $      1,358
Proceeds from maturities, calls and principal payments
     on securities available for sale                                    1,538                4,020
Purchase of securities available for sale                               (4,517)                (804)
Purchase of securities held to maturity                                 (1,000)                   -
Net increase in loans                                                  (18,226)              (6,062)
Purchase of bank premises and equipment                                   (232)                 (64)
                                                                  ----------------------------------
Net cash used in investing activities                             $    (21,958)        $     (1,552)
                                                                  ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits, NOW accounts and                 $     13,663         $      1,422
     savings accounts
Net increase in certificates of deposits                                 7,727                6,568
Net decrease in borrowings                                                 (48)                  (2)
Principal payments on capital lease obligation                              (2)                (455)
Cash dividends paid                                                       (528)                   -
Proceeds from issuance of common stock                                      45                    -
Reduction in borrowed money                                                                  (1,792)
                                                                  ----------------------------------
Net cash provided by financing activities                         $     20,857         $      5,741
                                                                  ----------------------------------

Increase in cash and cash equivalents                             $        611         $      5,258
Beginning                                                               39,865               29,761
                                                                  ----------------------------------
Ending                                                            $     40,476         $     35,019
                                                                  ==================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:

   Interest                                                       $      2,077         $      2,329
                                                                  ==================================

   Income taxes                                                   $          -         $          1
                                                                  ==================================

Unrealized gain (loss) on securities available for sale           $        (33)        $         98
                                                                  ==================================


           See Accompanying Notes to Consolidated Financial Statements

                        PREMIER COMMUNITY BANKSHARES, INC

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
               For the Three Months Ended March 31, 2002 and 2001

Note 1.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Incorporated ("Premier" or the "Corporation") for the periods ending March 31, 2002 and December 31, 2001, and the result of operations and cash flows for the three months ended March 31, 2002 and 2001. The statements should be read in conjunction with the Notes to Financial Statements included in Premier's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note 2.

     The results of operations for the three month period ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Note 3.  Securities

     Securities held to maturity as of March 31, 2002 are summarized as follows (in thousands):

                                            Gross         Gross
                              Amortized   Unrealized   Unrealized      Fair
                                Cost        Gains       (Losses)      Value
                              ----------------------------------------------
                                              March 31, 2002
                              ----------------------------------------------
U.S. Government and
   federal agencies            $3,545         $70         ($10)      $3,605
Obligations of state and
   political subdivisions       3,883          34          (28)       3,889
Mortgage-backed securities         76           2             0          78
Other                           2,771           0         (163)       2,608
                              ----------------------------------------------
                              $10,275        $106        ($201)     $10,180
                              ==============================================

            Securities available for sale as of March 31, 2002 are summarized as follows (in thousands):

                                                Gross        Gross
                                 Amortized    Unrealized   Unrealized    Fair
                                   Cost         Gains       (Losses)     Value
                                 ---------------------------------------------
                                                  March 31, 2002
                                 ---------------------------------------------
U.S. Government and
   federal agencies              $ 9,915         $72          ($10)     $9,977
Obligations of state and
   political subdivisions          1,640          16           (13)      1,643
Corporate bonds                      250           0             0         250
Mortgage-backed securities         1,276           8            (4)      1,280
Other                              1,425           0             0       1,425
                                 ---------------------------------------------
                                 $14,506         $96          ($27)    $14,575
                                 =============================================

Note 4. Loans.

     The consolidated loan portfolio is composed of the following:



                                                          March 31,     December 31,
                                                            2002           2001
                                                          --------------------------
                                                                (000 Omitted)
                                                          --------------------------
Loans secured by real estate:
  Construction and land development                         25,592          21,926
  Secured by farmland                                        1,723           1,677
  Secured by 1-4 family residential                         54,905          53,419
  Multi-family residential                                   4,134           3,982
  Nonfarm, nonresidential                                   93,770          83,624
Loans to farmers (except those secured by real estate)          10              12
Commercial loans (except those secured by real estate)      51,843          49,445
Loans to individuals (except those secured by real estate)  17,367          17,261
All other loans                                                522             425
                                                          --------------------------
Total loans                                               $249,866        $231,771

Less:  Unearned income                                           8              12
Allowance for loan losses                                    2,542           2,459
                                                          --------------------------
Loans, net                                                $247,316        $229,300
                                                          ==========================


Impaired loans totaled $5 thousand and $190 thousand at March 31, 2002 and December 31, 2001, respectively. Non-accrual loans excluded from impaired loans disclosure under FASB 114 amounted to $34 thousand and $21 thousand at March 31, 2002 and December 31, 2001, respectively.

Note 5. Reserve for Loan Losses.

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors including changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the assessment of problem loans and an analysis of anticipated economic condition in the market area. An analysis of the allowance for loan losses, including charge-off activity, is presented below for the quarters ended March 31, 2002 and 2001.

                                                March 31,
(In thousands)                              2002         2001
                                           --------------------

Balance, beginning of period               $2,459       $2,000
Less Charge-off's:
         Commercial                             0            1
         Real estate-mortgage                   0            0
         Real estate-construction               0            0
         Consumer installment loans           139           22
                                           --------------------
                          Total              $139          $23

Plus Recoveries:
         Commercial                            $2           $2
         Real estate-mortgage                   0            0
         Real estate-construction               0            0
         Consumer installment loans            10           16
                                           --------------------
                           Total              $12          $18

Additions charged to operating expense       $210         $125

Balance, end of period                     $2,542       $2,120
                                           ====================




The following is a summary of information pertaining to risk elements and impaired loans for the periods ended March 31, 2002 and December 31, 2001.

                                             March 31,       December 31,
                                               2002                2001
                                             ----------------------------

Non-accrual loans                              $39                  $211
Loans past due 90 days or more and still
accruing interest                              154                 1,079
Restructured loans                               0                     0
                                             ----------------------------
                                              $193                $1,290
                                             ============================

The decrease in the 90 day category is the result of the payoff of two loans totaling in excess of $650 thousand and several other loans being made current during the first quarter of 2002.

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

Note 6.  Earnings Per Share

                                       March 31,                  March 31,
                                         2002                       2001
                               ------------------------------------------------
                                Shares       Amount          Shares      Amount
                               ------------------------------------------------

Basic earnings per share       4,529,262     $0.21          4,546,695     $0.17

Effect of dilutive securities:
Stock options                     56,398                       65,046

Diluted earnings per share     4,585,660     $0.20          4,611,741     $0.16



     Options of 19,523 were not included in computing diluted EPS for March 31, 2001, because their effects were anti-dilutive.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Financial Summary

General
-------

     Premier Community Bankshares, Inc. ("Premier" or the "Corporation") is a Virginia multi-bank holding company headquartered in Winchester, Virginia. The Corporation owns The Marathon Bank as well as Rockingham Heritage Bank and its subsidiary, RHB Services, Inc. Rockingham Heritage Bank and its subsidiary were merged into Premier in a pooling of interests transaction consummated on November 20, 2000. Concurrent with the merger, Marathon Financial Corporation changed its name to Premier Community Bankshares, Inc. The consolidated statements include the accounts of Premier and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated.

     The Corporation and its subsidiaries, The Marathon Bank and Rockingham Heritage Bank, are engaged in the business of offering banking services to the general public. Premier offers checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Corporation also offers financial services, travelers checks, safe deposit boxes, collection, notary public and other customary bank services (with the exception of trust services) to its customers. The three principal types of loans made by Premier are: (1) commercial and industrial loans; (2) real estate loans; and (3) loans to individuals for household, family and other consumer expenditures.

Critical Accounting Policies
----------------------------

     The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingences, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

     Premier's allowance for loan losses is determined by evaluating its loan portfolio on a quarterly basis. Particular attention is paid to individual loan performance, collateral values, borrower financial condition and overall economic conditions. The evaluation includes a close review of the internal watch list and other non-performing loans. Management uses three steps in calculating the balance of the reserve. The first step is the specific classification which examines problem loans and applies a weight factor to each category. The weight factor is based upon historical data and the loans within each category are reviewed on a monthly basis to determine changes in their status. The second step applies a predetermined rate against total loans with unspecified reserves. Again, this rate is based upon experience and can change over time. The third step is an unallocated allowance which is determined by economic events and conditions that may have a real, but as yet undetermined, impact upon the portfolio. Each of these steps is based on data that can be subjective and the actual losses may be greater or less than the amount of the allowance. However, management feels that the allowance represents a reasonable assessment of the risk imbedded in the portfolio.

Net Income
----------

     Net income for the quarter ending March 31, 2002 was $929 thousand compared to $760 thousand for the same period in 2001. This is an increase of $169 thousand or 22.2% over the same period 2001. The provision for income tax expense increased $76 thousand or 20.0% from $380 thousand in 2001 to $456 thousand in 2002. The return on assets was 1.21% for the first quarter of 2002 as compared to 1.25% for the same period 2001. Return on equity was 14.32% and 13.06% for the first quarter of 2002 and 2001, respectively.

Total Assets
------------

     Total assets of Premier increased to $322.0 million at March 31, 2002 compared to $299.9 million at December 31, 2001 representing an increase of $22.1 million or 7.4%. Total loans at March 31, 2002, were $249.9 million of which $180.1 million were loans secured by real estate. The remaining loans consisted of $51.8 million in commercial loans, $17.4 million in consumer installment loans and $532 thousand in all other loans. Net loans at March 31, 2002 increased $18.0 million or 7.9% from the December 31, 2001 balance of $229.3 million. The loan to deposit ratio was 89.5% as of March 31, 2002 and 90.0% as of March 31, 2001. The loan growth has been generated by a strong local market that is diverse in several areas of the economy. Premier has also been able to increase its customer base due to recent mergers and consolidations of competitor offices in its market area.

     The investment portfolio increased 16.2% to $24.9 million at March 31, 2002 compared to $21.4 million at December 31, 2001. The increase in investments was chiefly the result of the reinvestment of funds generated by the issuance of Preferred Trust Securities in late 2001 and an increase in the deposit base. Federal funds sold remained steady, decreasing slightly to $21.7 million at March 31, 2002 from $22.2 million at December 31, 2001. Total earning assets increased by $21.1 million or 7.7% to $297.4 million from December 31, 2001.

Allowance for Loan Losses
-------------------------

     The allowance for loan losses, as of March 31, 2002, was $2.5 million. This is an increase of $83 thousand or 3.4% from December 31, 2001. This gives the Corporation a 1.02% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities
-----------

     Total deposits increased to $279.0 million at March 31, 2002, from a balance of $257.6 million at December 31, 2001, which is an increase of $21.4 million or 8.3%. Non-interest bearing deposits have increased to $38.5 million as of March 31, 2002, an increase of $1.8 million or 4.8% from December 31, 2001. During this period interest bearing checking and savings accounts increased $11.9 million or 15.3% to $89.8 million. The balance in time deposits was $150.7 million at the end of the first quarter reflecting an increase of $7.7 million or 5.4% over the end of the year. As of March 31, 2002 non-interest bearing deposits represented 13.8% of total deposits as compared to 14.3% at year-end 2001. Low cost interest bearing deposits including savings and interest bearing checking were 32.2% which represents an increase of 2.0% from the year-end December 31, 2001 balance. Time deposits represented 54.0% of total deposits at March 31, 2002, a decrease of 1.5% from 55.5% at year-end.

Shareholders' Equity
--------------------

     Total equity has increased by $952 thousand or 3.7% since December 31, 2001. The increase was due to a net profit of $929 thousand for the first three months of 2002. Stock options totaling $45 thousand were exercised. Accumulated other comprehensive income decreased $22 thousand, net of tax. The primary capital to assets ratio is 8.3%.

Interest Income
---------------

     Interest income totaled $5.2 million for the three months ending March 31, 2002, $210 thousand or 4.2% higher than the three months ending March 31, 2001. Interest and fees on loans comprise the vast majority of interest income with $4.8 million for the first three months of 2002. Interest income from investment securities dropped by $26 thousand from the first quarter of 2001 due to the decline in interest rates in 2001. Interest income on federal funds, the third major component of the bank's investments, decreased $150 thousand or 61.2%. Again, this decrease is a direct result of the decline in interest rates.

Interest Expense
----------------

     Total interest expense for the three months ending March 31, 2002 was $2.1 million, $291 thousand or 12.4% lower than the three months ending March 31, 2001. Interest on deposits for the three month period decreased by $329 thousand or 14.8% over the same period in 2001. The impact of declining interest rates more than offset the additional expense generated by an increase of $58.9 million in total deposits during the same period. Interest on borrowings increased by $38 thousand or 29.9% over the same period last year. Borrowings are generated through an agreement with the Federal Home Loan Bank. Additional funds were acquired through the issuance of Trust Preferred Securities in December 2001.

Net Interest Income
-------------------

     Net interest income for the three months ending March 31, 2002 was $3.1 million, $501 thousand or 19.1% higher than the three months ending March 31, 2001. This increase is the result of the combination of the growth in earning assets of $21.4 million and a decline of 3.75% in the prime rate from 8.00% on March 31, 2001 to 4.75% as of March 31, 2002. The falling rate changes in 2001 had the effect of decreasing the net interest margin by 14 basis points to 4.46% for the three months ending March 31, 2002 from 4.60% for the same period of 2001. The impact on the margin was mitigated to a certain extent because of Premier's liability sensitive status for interest bearing balances maturing or repricing within one year.

Other Income
------------

     Total other income for the three months ending March 31, 2002 was $541 thousand, an increase of $162 thousand or 42.7% over the 2001 balance of $379 thousand. This was the result of fees charged for services such as overdraft charges, check fees and ATM fees due to an increasing number of customer accounts derived from a growing customer base. Another factor was a 242.7% increase in fees derived from the secondary real estate market.

Other Expenses
--------------

     Total other expenses for the three months ending March 31, 2002 were $2.1 million, $333 thousand or 19.1% higher than the three months ending March 31, 2001. Salary expense increased $174 thousand or 17.8%, and advertising and marketing expenses increased by $28 thousand over the same period in 2001. The net increase in other expenses is in part a result of additional staffing to handle the growth of the bank and the costs involved in processing an increasing number of accounts and transactions. The Corporation's efficiency ratio was 52.6% through March 31, 2002 compared to 66.8% for the same period 2001.

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

Capital Resources
-----------------

     The Corporation's risk-based capital position at March 31, 2002 was $33.7 million, or 13.4% of risk-weighted assets, for Tier I capital and $36.2 million, or 14.4% for total risk based capital. Tier I capital consists primarily of common shareholders' equity. Total risk-based capital includes the allowance for loan losses in addition to total shareholders equity. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%.

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

                                         PREMIER COMMUNITY BANKSHARES, INC.


DATE:  May 14, 2002                      /s/    John K. Stephens
-------------------                      -----------------------
                                            JOHN K. STEPHENS
                                            CHAIRMAN

DATE:  May 14, 2002                      /s/    Donald L. Unger
---------------------                    ----------------------
                                            DONALD L. UNGER
                                            PRESIDENT & CEO