Form 10QSB
period 2002-06-30
PREMIER COMMUNITY BANKSHARES INC
filed 2002-08-14
CIK 854399

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002
                         Commission file number 0-18868

                       PREMIER COMMUNITY BANKSHARES, INC.
                 (Name of Small Business Issuer in its Charter)

             Virginia                                    54-1560968
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
Of Incorporation or Organization)

            4095 Valley Pike
          Winchester, Virginia                             22602
(Address of Principal Executive Offices)                 (Zip Code)

                                 (540) 869-6600
                (Issuer's Telephone Number, Including Area Code)

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

                     Common Stock, par value $1.00 per share
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. YES [X] NO [ ]

     As of August 12, 2002, there were 4,536,484 shares of the Registrant's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        The following financial statements are provided at the page numbers indicated.

        Consolidated Balance Sheet as of
        June 30, 2002 and December 31, 2001................................         3

        Consolidated Statements of Income for
        The Quarters Ended and the Six Months Ended
        June 30, 2002 and 2001.............................................         4

        Consolidated Statement of Changes in
        Shareholders' Equity for the Six Months
        Ended June 30, 2002 and 2001.......................................         5

        Consolidated Statements of Cash Flow for the
        Six Months Ended June 30, 2002 and 2001............................         6

        Notes to Consolidated Financial Statements.........................    7 - 10

Item 2. Management's Discussion and Analysis or Plan of
        Operations.........................................................   11 - 14

Part II. OTHER INFORMATION.................................................   14 - 16

Signatures.................................................................        17


                          PART I. FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
                           Consolidated Balance Sheets
                      (In Thousands, Except for Share Data)

                                                                (Unaudited)
                                                                 June 30,     December 31,
                                                                   2002           2001
                                                                --------------------------
Assets:
Cash and due from banks                                           $ 20,492      $ 17,494
Interest-bearing deposits in other banks                             2,114           186
Federal funds sold                                                   9,319        22,185
Securities available for sale, at fair value                        13,588        11,637
Securities held to maturity (fair value: June 30, 2002,
      $10,591  December 31, 2001  $9,838)                           10,710         9,756
Loans held for sale                                                     11           471
Loans, net of allowance for loan losses of $2,716,
      June 30, 2002, $2,459 December 31, 2001                      274,712       229,300
Bank premises and equipment, net                                     6,107         5,376
Accrued interest receivable                                          1,628         1,398
Other real estate                                                       67            67
Other assets                                                         2,383         1,995
                                                                --------------------------
                                                                  $341,131      $299,865
                                                                ==========================
Liabilities and Shareholders' Equity:
Liabilities:
   Deposits:
         Non-interest bearing demand deposits                     $ 43,834      $ 36,760
         Savings and interest-bearing demand deposits               91,695        77,919
         Time deposits                                             159,659       142,958
                                                                  --------       -------
            Total deposits                                         295,188       257,637
Federal Home Loan Bank advances                                      9,000         7,000
Short-term borrowings                                                  593           559
Accounts payable and accrued expenses                                1,260         1,720
Capital lease payable                                                  200           204
Trust Preferred Capital Notes                                        7,000         7,000
                                                                --------------------------
                                                                  $313,241      $274,120
                                                                --------------------------
Shareholders' Equity:
Preferred stock, Series A, 5% noncumulative, no par
   value; 1,000,000 shares authorized and unissued                $      0      $      0
Common stock, $1 par value, 20,000,000 shares authorized
   June 30, 2002, 4,536,484 shares issued and outstanding;
   December 31, 2001, 4,527,484 shares issued and outstanding        4,536         4,527
Capital surplus                                                     14,844        14,808
Retained earnings                                                    8,368         6,342
Accumulated other comprehensive income                                 142            68
                                                                --------------------------
      Total shareholders' equity                                    27,890        25,745
                                                                  $341,131      $299,865
                                                                ==========================

           See Accompanying Notes to Consolidated Financial Statements

                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
                        Consolidated Statements of Income
                      (In Thousands, Except for Share Data)

                                                                    (Unaudited)               (Unaudited)
                                                               For the Quarter Ended    For the Six Months Ended
                                                                     June 30,                   June 30,
                                                                 2002         2001         2002         2001
                                                              --------------------------------------------------
Interest and dividend income:
   Interest and fees on loans                                 $    5,263   $    4,500   $   10,058   $    8,888
   Interest on investment securities
      Nontaxable                                                      48           26           83           51
      Taxable                                                        107           74          213          158
   Interest and dividends on securities available for sale:
      Nontaxable                                                      23           10           40           20
      Taxable                                                        123          162          241          350
      Dividends                                                       22           24           45           42
   Interest on deposits in banks                                       3           11            4           33
   Interest on federal funds sold                                     71          255          166          500
                                                              -------------------------------------------------
         Total interest and dividend income                   $    5,660   $    5,062   $   10,850   $   10,042
                                                              -------------------------------------------------

Interest expense:
   Interest on deposits                                       $    1,887   $    2,203   $    3,778   $    4,423
   Interest on capital lease obligations                               4            4            8            8
   Interest on short-term borrowings                                 162           91          327          218
                                                              -------------------------------------------------
         Total interest expense                               $    2,053   $    2,298   $    4,113   $    4,649
                                                              -------------------------------------------------

         Net interest income                                  $    3,607   $    2,764   $    6,737   $    5,393
Provision for loan losses                                            210          155          420          280
                                                              -------------------------------------------------
   Net interest income after provision for loan losses        $    3,397   $    2,609   $    6,317   $    5,113
                                                              -------------------------------------------------

Noninterest income
   Service charges on deposit accounts                        $      345   $      367   $      672   $      675
   Commissions and fees                                              151           62          310          112
   Other                                                              39           22           94           43
                                                              -------------------------------------------------
         Total noninterest income                             $      535   $      451   $    1,076   $      830
                                                              -------------------------------------------------

Noninterest expense
   Salaries and employee benefits                             $    1,250   $    1,008   $    2,402   $    1,986
   Net occupancy expense of premises                                 130          126          257          246
   Furniture and equipment                                           137           99          261          237
   Other                                                             785          630        1,458        1,137
                                                              -------------------------------------------------
         Total noninterest expenses                           $    2,302   $    1,863   $    4,378   $    3,606
                                                              -------------------------------------------------

         Income before income taxes                           $    1,630   $    1,197   $    3,015   $    2,337

Provision for income taxes                                           533          401          989          781
                                                              -------------------------------------------------

         Net income                                           $    1,097   $      796   $    2,026   $    1,556
                                                              =================================================

Average shares:
   Basic                                                       4,536,484    4,507,662    4,533,600    4,527,071
   Assuming dilution                                           4,599,175    4,599,175    4,593,145    4,616,363

Earnings per common share:
   Basic                                                            0.24         0.18         0.45         0.34
   Assuming dilution                                                0.24         0.17         0.44         0.34

           See Accompanying Notes to Consolidated Financial Statements

                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
            Consolidated Statement of Changes in Shareholders' Equity
                 For the Six Months Ended June 30, 2002 and 2001
                                 (In Thousands)
                                   (Unaudited)

                                                                                Accumulated
                                                                                    Other                          Total
                                                 Common   Capital   Retained   Comprehensive   Comprehensive   Shareholders'
                                                  Stock   Surplus   Earnings       Income          Income         Equity
                                                 ---------------------------------------------------------------------------
Balance December 31, 2000                        $4,547   $15,118    $3,634         $  9                          $23,308

Comprehensive Income
   Net income                                                         1,556                        1,556            1,556
   Other Comprehensive Income, unrealized gain
      on available for sale securities
      (net of tax $135)                                                              262             262              262
                                                                                                  ------
   Total comprehensive income                                                                     $1,818
                                                                                                  ======

Repurchase of Common Stock                          (74)     (383)                                                   (457)

                                                 -------------------------------------------                      -------
Balances - June 30, 2001                         $4,473   $14,735    $5,190         $271                          $24,669
                                                 ===========================================                      =======

                                                                                Accumulated
                                                                                   Other                          Total
                                                 Common   Capital   Retained   Comprehensive   Comprehensive   Shareholders'
                                                  Stock   Surplus   Earnings       Income          Income         Equity
                                                 ---------------------------------------------------------------------------
Balance December 31, 2001                        $4,527   $14,808    $6,342         $ 68                          $25,745

Comprehensive Income
   Net income                                                         2,026                       $2,026            2,026
   Other Comprehensive Income, unrealized gain
      on available for sale securities
      (net of tax $38)                                                                74              74               74
                                                                                                  ------
   Total comprehensive income                                                                     $2,100
                                                                                                  ======

Issuance of common stock-
   exercise of stock options
   (9,000 shares)                                     9        36                                                      45

                                                 -------------------------------------------                      -------
Balances - June 30, 2002                         $4,536   $14,844    $8,368         $142                          $27,890
                                                 ===========================================                      =======

           See Accompanying Notes to Consolidated Financial Statements

                          PREMIER COMMUNITY BANKSHARES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001
                                 (In Thousands)
                                   (Unaudited)

                                                            -------------------
                                                              2002       2001
                                                            -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $  2,026   $  1,556
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Amortization                                                   28         36
   Depreciation                                                  180        190
   Net amortization and (accretion) on securities                 27          4
   Provision for loan loss                                       420        280
   Origination of loans available for sale                    (3,411)    (3,089)
   Proceeds from sale of loans available for sale              3,871      2,613
   Changes in assets and liabilities:
      (Increase) in other assets                                (415)      (361)
      (Increase) decrease in accrued interest receivable        (229)        59
      (Decrease) in accounts payable and accrued expenses        (41)       (11)
      Increase in interest expense payable                        83         58
                                                            -------------------
Net cash provided by operating activities                   $  2,539      1,335

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments
   on securities held to maturity                           $    488   $  2,040
Proceeds from maturities, calls and principal payments
   on securities available for sale                            4,715      5,082
Purchase of securities available for sale                     (6,572)    (2,900)
Purchase of securities held to maturity                       (1,450)    (1,141)
Net (increase) in loans                                      (45,832)   (16,083)
Purchase of bank premises and equipment                         (910)      (181)
                                                            -------------------
Net cash used in investing activities                       $(49,561)  $(13,183)
                                                            -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and interest bearing deposits        $ 38,408   $  4,045
Net increase (decrease) in certificates of deposits             (857)    15,373
Net increase (decrease) in borrowings                          2,033     (2,471)
Principal payments on capital lease obligation                    (4)        (4)
Cash dividends paid                                             (543)      (456)
Proceeds from issuance (repurchase) of common stock               45       (457)
                                                            -------------------
Net cash provided by financing activities                   $ 39,082   $ 16,030
                                                            -------------------

Increase (decrease) in cash and cash equivalents            $ (7,940)  $  4,182
Beginning                                                     39,865     29,761
                                                            -------------------
Ending                                                      $ 31,925   $ 33,943
                                                            ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
   Interest                                                 $  4,343   $  4,091
                                                            ===================

   Income taxes                                             $  1,165   $    847
                                                            ===================

Unrealized gain on securities available for sale            $    214   $    397
                                                            ===================

           See Accompanying Notes to Consolidated Financial Statements

                        PREMIER COMMUNITY BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Inc. ("Premier" or the "Corporation") for the periods ending June 30, 2002 and December 31, 2001, and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. The statements should be read in conjunction with the Notes to Financial Statements included in Premier's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note 2.

     The results of operations for the six month period ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Note 3. Securities

     Securities held to maturity as of June 30, 2002 are summarized as follows (in thousands):

                                            Gross        Gross
                             Amortized   Unrealized   Unrealized     Fair
                               Cost         Gains      (Losses)     Value
                             ---------------------------------------------
                                             June 30, 2002
                             ---------------------------------------------
U.S. Government and
   federal agencies           $ 3,547       $ 75        $   0      $ 3,622
Obligations of state and
   political subdivisions       4,331         71         (109)       4,293
Mortgage-backed securities         65          2            0           67
Other                           2,767          0         (158)       2,609
                             ---------------------------------------------
                              $10,710       $148        ($267)     $10,591
                             =============================================

     Securities available for sale as of June 30, 2002 are summarized as follows (in thousands):

                                            Gross       Gross
                             Amortized   Unrealized   Unrealized     Fair
                               Cost         Gains      (Losses)     Value
                             ---------------------------------------------
                                             June 30, 2002
                             ---------------------------------------------
U.S. Government and
   federal agencies           $ 7,340       $150         $ 0       $ 7,490
Obligations of state and
   political subdivisions       2,635         42          (8)        2,669
Mortgage-backed securities      1,699         30           0         1,729
Other                           1,700          0           0         1,700
                             ---------------------------------------------
                              $13,374       $222         ($8)      $13,588
                             =============================================

Note 4. Loans.

     The consolidated loan portfolio is composed of the following:

                                                             June 30,   December 31,
                                                               2002        2001
                                                             -----------------------
                                                                  (000 Omitted)
                                                             -----------------------
Loans secured by real estate:
   Construction                                                27,190       21,926
   Secured by farmland                                          2,615        1,677
   Secured by 1-4 family residential                           59,103       53,419
   Multi-family residential                                     5,851        3,982
   Nonfarm, nonresidential                                    110,642       83,624
Loans to farmers (except those secured by real estate)              9           12
Commercial loans (except those secured by real estate)         52,894       49,445
Loans to individuals (except those secured by real estate)     18,679       17,261
All other loans                                                   449          425
                                                             -----------------------
Total loans                                                  $277,432     $231,771

Less: Unearned income                                               4           12
Allowance for loan losses                                       2,716        2,459
                                                             -----------------------
Loans, net                                                   $274,712     $229,300
                                                             =======================

Impaired loans totaled $0 and $190 thousand at June 30, 2002 and December 31, 2001, respectively. Non-accrual loans excluded from impaired loans disclosure under FASB 114 amounted to $34 thousand and $21 thousand at June 30, 2002 and December 31, 2001, respectively.

Note 5. Reserve for Loan Losses.

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors including changes in the character and size of the loan portfolio and related loan experience, a review and examination of overall loan quality which includes the assessment of problem loans and an analysis of anticipated economic condition in the market area. An analysis of the allowance for loan loss, including charge-off activity, is presented below for the six months ended June 30, 2002 and 2001.

                                             June 30,
(In thousands)                            2002     2001
                                         ---------------

Balance, beginning of period             $2,459   $2,000
Less Charge-off's:
   Commercial                                20        4
   Real estate-mortgage                       0        0
   Real estate-construction                   0        0
   Consumer installment loans               167      102
                                         ---------------
      Total                              $  187   $  106

Plus Recoveries:
   Commercial                            $    8   $    4
   Real estate-mortgage                       0        0
   Real estate-construction                   0        0
   Consumer installment loans                16       43
                                         ---------------
      Total                              $   24   $   47

Additions charged to operating expense   $  420   $  280

Balance, end of period                   $2,716   $2,221
                                         ===============

The following is a summary of information pertaining to risk elements and impaired loans for the periods ended June 30, 2002 and December 31, 2001.

                                   June 30,   December 31,
(in thousands)                       2002         2001
                                   -----------------------

Non-accrual loans                    $ 34        $  211
Loans past due 90 days or
more and still accruing interest      669         1,079
Restructured loans                      0             0
                                   -----------------------
                                     $703        $1,290
                                   =======================

The decrease in the 90 day category is the result of the payoff of two loans totaling in excess of $650 thousand and several other loans being made current during the first half of 2002.

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

Note 6.  Earnings Per Share

                                      June 30,             June 30,
                                       2002                  2001
                                 ---------------------------------------
                                  Shares     Amount     Shares    Amount
                                 ---------------------------------------

Basic earnings per share         4,533,600    $0.45   4,527,071    $0.34

Effect of dilutive securities:
Stock options                       59,545               89,292

Diluted earnings per share       4,593,145    $0.44   4,616,363    $0.34

     Options of 19,523 were not included in computing diluted EPS for June 30, 2001, because their effects were anti-dilutive.

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

Net Income

     Net income for the quarter ending June 30, 2002 was $1.1 million compared to $796 thousand for the same period in 2001. This is an increase of $301 thousand or 37.8% over the same period 2001. The provision for income tax expense increased $132 thousand from $401 thousand in 2001 to $533 thousand in 2002. The annualized return on assets was 1.31% for the second quarter of 2002 as compared to 1.30% for the same period 2001. Annualized return on equity was 16.02% and 13.01% for the second quarters of 2002 and 2001, respectively.

     Net income for the six months ending June 30, 2002 was $2.0 million compared to $1.6 million for the same period in 2001. This is an increase of $470 thousand or 30.2% over the same period 2001. The provision for income tax expense increased $208 thousand from $781 thousand in 2001 to $989 thousand in 2002. The annualized return on assets was 1.28% for the first six months of 2002 as compared to 1.25% for the same period 2001. For the first half of 2002 the annualized return on equity was 15.24% up from 13.03% for 2001.

Total Assets

     Total assets of Premier increased to $341.1 million at June 30, 2002 compared to $299.9 million at December 31, 2001 representing an increase of $41.2 million or 13.8%. Total loans at June 30, 2002, were $277.4 million of which $205.4 million were loans secured by real estate. The remaining loans consisted of $52.9 million in commercial loans, $18.7 million in consumer installment loans and $449 thousand in all other loans. Net loans at June 30, 2002, were $274.7 million, an increase of $45.4 million or 19.8% from the December 31, 2001 balance of $229.3 million. The loan to deposit ratio was 93.1% as of June 30, 2002 and 89.0% as of December 31, 2001. Steady loan demand in an expanding market generated the loan growth experienced for the first six months of 2002.

     The investment portfolio increased 13.6% to $24.3 million at June 30, 2002 compared to $21.4 million at December 31, 2001. Federal funds sold decreased $12.9 million to $9.3 million at June 30, 2002 compared to $22.2 million at December 31, 2001. The decline in federal funds sold was used to fund the net shortfall between loans and deposits during the first six months of 2002. Total interest earning assets increased $37.6 million or 13.7% from December 31, 2001 to June 30, 2002. This increase was primarily the result of the increase in outstanding loan balances.

Allowance for Loan Losses

     The allowance for loan losses, as of June 30, 2002, was $2.7 million. This is an increase of $257 thousand or 10.5% from December 31, 2001. This gives the Corporation a .98% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

     Total deposits increased to $295.2 million at June 30, 2002, from a balance of $257.6 million at December 31, 2001, which is an increase of $37.6 million or 14.6%. Non-interest bearing deposits have increased to $43.8 million as of June 30, 2002, an increase of $7.1 million or 19.2% from December 31, 2001. During this period interest bearing checking and savings accounts increased $13.8 million or 17.7% to $91.7 million. The balance in time deposits was $159.7 million at the end of the second quarter reflecting an increase of $16.7 million or 11.7% over the end of the year. As of June 30, 2002 non-interest bearing deposits represented 14.8% of total deposits as compared to 14.3% at year-end 2001. Low cost interest bearing deposits including savings and interest bearing checking were 31.1% of total deposits which represents an increase of

0.9% from the year-end December 31, 2001 balance. Time deposits represented 54.1% of total deposits at June 30, 2002, a decrease of 1.4% from 55.5% at year-end. The increase in time deposits is the result of Premier's ability to offer competitive rates in its market area.

Shareholders' Equity

     Total equity has increased by $2.1 million or 8.3% since December 31, 2001. The increase was due to a $2.0 million net profit for the first six months plus exercised stock options of $45 thousand and an increase of $74 thousand in accumulated other comprehensive income. The primary capital to assets ratio is 8.2%.

Interest Income

     Interest income totaled $10.9 million for the six months ending June 30, 2002, $808 thousand or 8.0% higher than the six months ending June 30, 2001. Interest and fees on loans of $10.1 million comprise the vast majority of interest income. Interest income from investment securities was $622 thousand for the first six month of 2002, basically unchanged from the same period 2001. Interest income on federal funds, the third major component of the bank's investments, decreased $334 thousand or 66.9%. The decline in interest earned on federal funds balance was the result of decreased fed funds balances, as those funds were converted to meet loan demand.

Interest Expense

     Total interest expense for the six months ending June 30, 2002 was $4.1 million, $536 thousand or 11.5% lower than the six months ending June 31, 2001. Interest on deposits for the six month period decreased by $645 thousand or 14.6% over the same period in 2001. The impact of declining interest rates from June 2001 through June 2002 more than offset the additional expense generated by an increase of $63.6 million in total deposits during the same period. Interest on borrowings increased by $109 thousand or 50.0% over the same period last year. This increase was primarily the result of the issuance of $7.0 million in Trust Preferred Securities in December 2001. Borrowings are also obtained from the Federal Home Loan Bank.

Net Interest Income

     Net interest income for the six months ending June 30, 2002 was $6.7 million, $1.3 million or 24.9% higher than the six months ending June 30, 2001. This increase is the result of the growth in earning assets of $68.9 million from June 2001. The combination of growth and rate changes had the effect of increasing the net interest margin from 4.53% for the six months ending June 30, 2001 to 4.66% for the same period of 2002. Premier is liability sensitive for interest bearing balances repricing or maturing within one year.

Other Income

     Total other income for the six months ending June 30, 2002 was $1.1 million, an increase of $246 thousand or 29.6% over the 2001 balance of $830 thousand. This was the result of service charges and fees for overdraft charges, check fees and ATM fees due to an increasing number of customer accounts. Additionally, the Corporation experienced an 81.2% increase in fees derived from the secondary real estate market.

Other Expenses

     Total other expenses for the six months ending June 30, 2002 were $4.4 million, $772 thousand or 21.4% higher than the six months ending June 30, 2001. Salary expense increased $416 thousand or 20.9%, and advertising and marketing expenses increased by $71 thousand over the same period in 2001. Advertising and marketing expenses were impacted by the publicity for a new branch opened by The Marathon Bank in downtown Winchester, Virginia in May 2002, as well as a campaign to increase market share due to the change in the local banking environment. The net increase in other expenses is in part a result of additional staffing to handle the growth of the bank and the costs involved in processing an increasing number of accounts and transactions. The Marathon Bank also incurred additional salary and occupancy expenses related to the opening of the new branch. The Corporation's efficiency ratio was 54.4% through June 30, 2002 compared to 57.6% for the same period 2001.

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

Capital Resources

     The Corporation's risk-based capital position at June 30, 2002 was $34.7 million, or 12.50% of risk-weighted assets, for Tier I capital and $37.5 million, or 13.47% for total risk based capital. Tier I capital consists primarily of common shareholders' equity and Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to Tier 1 Capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%. The Corporation's issuance of $7.0 million in Trust Preferred Capital Notes in the fourth quarter of 2001 is included in the Tier 1 capital base, and will serve as a long-term source of funding.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Change in Securities.

     None

Item 3. Defaults upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     Premier Community Bankshares, Inc. held its Annual Meeting of Shareholders on Tuesday, May 7, 2002 in Harrisonburg, Virginia. The shareholders were asked to vote on the election of three of the directors of the Company, to approve the 2002 Long Term Incentive Plan, and to ratify the appointment of the firm Yount, Hyde & Barbour, PC as the independent auditors for the fiscal year ending December 31, 2002.

     The votes cast for or withheld for the election of the directors were as follows:

---------------------------------------
     NAME             FOR      WITHHELD
---------------------------------------
Clifton L. Good    3,828,333    35,105
---------------------------------------
Joseph W. Hollis   3,826,181    37,257
---------------------------------------
Wayne B. Ruck      3,824,512    38,926
---------------------------------------

     The votes cast for, against or abstain to approve the 2002 Long Term Incentive Plan were as follows:

--------------------------------------------------------
           NAME               FOR      AGAINST   ABSTAIN
--------------------------------------------------------
Long-Term Incentive Plan   2,692,259   321,863    61,223
--------------------------------------------------------

     The votes cast for, against or abstain to approve the ratification of Yount, Hyde & Barbour as independent auditors for the fiscal year ending December 31, 2002.

---------------------------------------------------------
          NAME                 FOR      AGAINST   ABSTAIN
---------------------------------------------------------
Independent Auditors -
Yount, Hyde & Barbour, PC   3,834,972   10,301    18,165
---------------------------------------------------------

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

         99.1    Certification Statement

     (b) Reports on Form 8-K - None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PREMIER COMMUNITY BANKSHARES, INC.


DATE: August 13, 2002                       /s/ John K. Stephens
----------------------                 -----------------------------------------
                                       JOHN K. STEPHENS
                                       CHAIRMAN


DATE: August 13, 2002                       /s/ Donald L. Unger
----------------------                 -----------------------------------------
                                        DONALD L. UNGER
                                        PRESIDENT & CEO


DATE: August 13, 2002                       /s/ Frederick A. Board
----------------------                 -----------------------------------------
                                       FREDERICK A. BOARD
                                       CHIEF FINANCIAL OFFICER