Form 10QSB
period 2002-09-30
PREMIER COMMUNITY BANKSHARES INC
filed 2002-11-14
CIK 854399

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

Commission file number 0-18868

PREMIER COMMUNITY BANKSHARES, INC.
(Name of Small Business Issuer in its Charter)

Virginia	54-1560968

(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4095 Valley Pike Winchester, Virginia	22602

(Address of Principal Executive Offices)	(Zip Code)

(540) 869-6600

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered

None	N/A

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

YES	☒	NO	☐

          As of November 7, 2002, there were 4,538,484 shares of the Registrant’s common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
PREMIER COMMUNITY BANKSHARES, INCORPORATED
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	(Unaudited) September 30, 2002	December 31, 2001

Assets:
Cash and due from banks	$23,306	$17,494
Interest-bearing deposits in other banks	64	186
Federal funds sold	13,923	22,185
Securities available for sale, at fair value	14,154	11,637
Securities held to maturity (fair value: Sept 30, 2002, $10,528 December 31, 2001 $9,838)	10,477	9,756
Loans held for sale	0	471
Loans, net of allowance for loan losses of $3,069, Sept 30, 2002, $2,459 December 31, 2001	297,353	229,300
Bank premises and equipment, net	6,518	5,376
Accrued interest receivable	1,663	1,398
Other real estate	0	67
Other assets	2,786	1,995

	$370,244	$299,865

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$46,637	$36,760
Savings and interest-bearing demand deposits	95,478	77,919
Time deposits	182,784	142,958

Total deposits	324,899	257,637
Federal Home Loan Bank advances	7,000	7,000
Short-term borrowings	512	559
Accounts payable and accrued expenses	1,457	1,720
Capital lease payable	198	204
Trust Preferred Capital Notes	7,000	7,000

	$341,066	$274,120

Shareholders’ Equity:
Preferred stock, Series A, 5% noncumulative, no par value; 1,000,000 shares authorized and unissued	$0	$0
Common stock, $1 par value, 20,000,000 shares authorized Sept 30, 2002, 4,538,484 shares issued and outstanding; December 31, 2001, 4,527,484 shares issued and outstanding	4,538	4,527
Capital surplus	14,857	14,808
Retained earnings	9,515	6,342
Accumulated other comprehensive income	268	68

Total shareholders’ equity	29,178	25,745
	$370,244	$299,865

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INCORPORATED
Consolidated Statements of Income
(In Thousands, Except for Share Data)

	(Unaudited)		(Unaudited)
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Interest and dividend income:
Interest and fees on loans	$5,638	$4,591	$15,696	$13,479
Interest on investment securities
Nontaxable	56	32	139	83
Taxable	73	62	286	220
Interest and dividends on securities available for sale:
Nontaxable	29	14	69	34
Taxable	137	162	378	512
Dividends	14	16	59	58
Interest on deposits in banks	7	4	11	37
Interest on federal funds sold	51	204	217	704

Total interest and dividend income	$6,005	$5,085	$16,855	$15,127

Interest expense:
Interest on deposits	$1,969	$2,168	$5,747	$6,591
Interest on capital lease obligations	4	4	12	12
Interest on short-term borrowings	171	80	498	298

Total interest expense	$2,144	$2,252	$6,257	$6,901

Net interest income	$3,861	$2,833	$10,598	$8,226
Provision for loan losses	385	130	805	410

Net interest income after provision for loan losses	$3,476	$2,703	$9,793	$7,816

Noninterest income
Service charges on deposit accounts	$397	$389	$1,069	$1,064
Commissions and fees	171	70	481	182
Other	90	53	184	96

Total noninterest income	$658	$512	$1,734	$1,342

Noninterest expense
Salaries and employee benefits	$1,327	$1,057	$3,729	$3,043
Net occupancy expense of premises	143	126	400	372
Furniture and equipment	154	163	415	390
Other	809	540	2,267	1,687

Total noninterest expenses	$2,433	$1,886	$6,811	$5,492

Income before income taxes	$1,701	$1,329	$4,716	$3,666
Provision for income taxes	554	439	1,543	1,220

Net income	$1,147	$890	$3,173	$2,446

Average shares:
Basic	4,536,506	4,478,675	4,534,579	4,510,762
Assuming dilution	4,700,779	4,526,768	4,629,033	4,586,321
Earnings per common share:
Basic	0.25	0.20	0.70	0.54
Assuming dilution	0.24	0.20	0.69	0.53

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INCORPORATED
Consolidated Statement of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2002 and 2001
(In Thousands)
(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Shareholders’ Equity

Balance December 31, 2000	$4,547	$15,118	$3,634	$9		$23,308
Comprehensive Income
Net income			2,446		2,446	2,446
Other Comprehensive Income, unrealized gain on available for sale securities (net of tax $135)				153	153	153

Total comprehensive income					$2,599

Repurchase of Common Stock (114,669 shs)	(114)	(525)				(639)
Issuance of Common Stock-exercise of stock options (92,458 shs)	92	203				295

Balances - September 30, 2001	$4,525	$14,796	$6,080	$162		$25,563

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Shareholders’ Equity

Balance December 31, 2001	$4,527	$14,808	$6,342	$68		$25,745
Comprehensive Income
Net income			3,173		$3,173	3,173
Other Comprehensive Income, unrealized gain gain on available for sale securities (net of tax $38)				200	200	200

Total comprehensive income					$3,373

Issuance of common stock-exercise of stock options (11,000 shares)	11	49				60

Balances - September 30, 2002	$4,538	$14,857	$9,515	$268		$29,178

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
(In Thousands)
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,173	$2,446
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	23	54
Depreciation	290	286
Net amortization and (accretion) on securities	40	(3)
Provision for loan loss	805	410
Origination of loans available for sale	(4,624)	(3,882)
Proceeds from sale of loans available for sale	5,095	3,669
Changes in assets and liabilities:
(Increase) in other assets	(836)	(540)
(Increase) in accrued interest receivable	(264)	(39)
Increase in accounts payable and accrued expenses	94	131
Increase in interest expense payable	184	119

Net cash provided by operating activities	$3,980	2,651
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments on securities held to maturity	$1,540	$2,842
Proceeds from maturities, calls and principal payments on securities available for sale	4,805	6,411
Purchase of securities available for sale	(7,070)	(3,213)
Purchase of securities held to maturity	(2,274)	(1,541)
Net (increase) in loans	(68,857)	(28,313)
Purchase of bank premises and equipment	(1,421)	(786)

Net cash used in investing activities	$(73,277)	$(24,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and interest bearing deposits	$27,436	$6,122
Net increase in certificates of deposits	39,825	29,729
Net (decrease) in borrowings	(47)	(3,548)
Principal payments on capital lease obligation	(5)	(5)
Cash dividends paid	(543)	(456)
Proceeds from issuance (repurchase) of common stock	60	(344)

Net cash provided by financing activities	$66,726	$31,498

Increase (decrease) in cash and cash equivalents	$(2,571)	$9,549
Beginning	39,865	29,761

Ending	$37,294	$39,310

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$6,522	$6,965

Income taxes	$1,785	$1,395

Unrealized gain on securities available for sale	$238	$232

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) for the periods ending September 30, 2002 and December 31, 2001, and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001.  The statements should be read in conjunction with the Notes to Financial Statements included in Premier’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note 2.

          The results of operations for the nine month period ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Note 3.   Securities

          Securities held to maturity as of September 30, 2002 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

	September 30, 2002

U.S. Government and federal agencies	$3,048	$67	$0	$3,115
Obligations of state and political subdivisions	4,610	153	(106)	4,657
Corporate bonds	0	0	0	0
Mortgage-backed securities	59	2	0	61
Other	2,760	17	(82)	2,695

	$10,477	$239	$(188)	$10,528

          Securities available for sale as of September 30, 2002 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

	September 30, 2002

U.S. Government and federal agencies	$7,828	$200	$0	$8,028
Obligations of state and political subdivisions	2,632	109	0	2,741
Corporate bonds	0	0	0	0
Mortgage-backed securities	1,588	49	0	1,637
Other	1,700	48	0	1,748

	$13,748	$406	$0	$14,154

Note 4. Loans.

          The consolidated loan portfolio is composed of the following:

		September 30 2002	December 31, 2001

		(000 Omitted)

	Loans secured by real estate:
	Construction and land development	34,528	21,926
	Secured by farmland	2,694	1,677
	Secured by 1-4 family residential	65,412	53,419
	Multi-family residential	6,153	3,982
	Nonfarm, nonresidential	117,258	83,624
	Loans to farmers (except those secured by real estate)	7	12
	Commercial loans (except those secured by real estate)	53,663	49,445
	Loans to individuals (except those secured by real estate)	19,810	17,261
	All other loans	900	425

	Total loans	$300,425	$231,771
Less:	Unearned income	3	12
	Allowance for loan losses	3,069	2,459

	Loans, net	$297,353	$229,300

Impaired loans totaled $525 and $190 thousand at September 30, 2002 and December 31, 2001, respectively. Non-accrual loans excluded from impaired loans disclosure under FASB 114 amounted to $75 thousand and $21 thousand at September 30, 2002 and December 31, 2001, respectively.

Note 5.   Reserve for Loan Losses.

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio.  Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance.  The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors including changes in the character and size of the loan portfolio and related loan experience, a review and examination of overall loan quality which includes the assessment of problem loans and an analysis of anticipated economic condition in the market area.  An analysis of the allowance for loan loss, including charge-off activity, is presented below for the nine months ended September 30, 2002 and 2001.

	September 30,

(In thousands)	2002	2001

Balance, beginning of period	$2,459	$2,000
Less Charge-off’s:
Commercial	20	14
Real estate-mortgage	1	0
Real estate-construction	0	0
Consumer installment loans	220	134

Total	$241	$148
Plus Recoveries:
Commercial	$12	$9
Real estate-mortgage	0	0
Real estate-construction	0	0
Consumer installment loans	34	49

Total	$46	$58
Additions charged to operating expense	$805	$410
Balance, end of period	$3,069	$2,320

The following is a summary of information pertaining to risk elements and impaired loans for the periods ended September 30, 2002 and December 31, 2001.

	September 30, 2002	December 31, 2001

Non-accrual loans	$600	$211
Loans past due 90 days or more and still accruing interest	62	1,079
Restructured loans	0	0

	$662	$1,290

The decrease in the 90 day category is the result of the payoff of two loans totaling in excess of $650 thousand and several other loans being made current during the first nine months of 2002.

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

Note 6.   Earnings Per Share

	September 30, 2002		September 30 2001

	Shares	Amount	Shares	Amount

Basic earnings per share	4,534,579	$0.70	4,510,762	$0.54
Effect of dilutive securities:
Stock options	94,454		87,475
Diluted earnings per share	4,629,033	$0.69	4,598,237	$0.53

Stock options representing 55,000 shares were not included in computing diluted EPS for September 30, 2002, because their effects were anti-dilutive.

Note 7.    Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board issued Statement 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

        In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31 2002, with early application encouraged.

        The Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

        Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

        This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

        The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.

        The Corporation is currently in the process of evaluating the impact, if any, arising from the adoption of Statement 147.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Financial Summary

General

          Premier Community Bankshares, Incorporated (“Premier” or the “Corporation”) is a Virginia multi-bank holding company headquartered in Winchester, Virginia.  The Corporation owns The Marathon Bank as well as Rockingham Heritage Bank and its subsidiary, RHB Services, Inc.  Rockingham Heritage Bank and its subsidiary were merged into Premier in a pooling of interests transaction consummated on November 20, 2000.  Concurrent with the merger, Marathon Financial Corporation changed its name to Premier Community Bankshares, Inc.   The consolidated statements include the accounts of Premier and its wholly-owned subsidiaries.  All significant inter-company accounts have been eliminated.

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

          Premier’s allowance for loan losses is determined by evaluating its loan portfolio on a quarterly basis.  Particular attention is paid to individual loan performance, collateral values, borrower financial condition and overall economic conditions.  The evaluation includes a close review of the internal watch list and other non-performing loans.  Management uses three steps in calculating the balance of the reserve.  The first step is the specific classification which examines problem loans and applies a weight factor to each category.  The weight factor is based upon historical data and the loans within each category are reviewed on a monthly basis to determine changes in their status.  The second step applies a predetermined rate against total loans with unspecified reserves.  Again, this rate is based upon experience and can change over time.  The third step is an unallocated allowance which is determined by economic events and conditions that may have a real, but as yet undetermined, impact upon the portfolio.  Each of these steps is based on data that can be subjective and the actual losses may be greater or less than the amount of the allowance.  However, management feels that the allowance represents a reasonable assessment of the risk imbedded in the portfolio.

Net Income

          Net income for the quarter ending September 30, 2002 was $1.1 million compared to $890 thousand for the same period in 2001. This is an increase of $257 thousand or 28.9% over the same period 2001. The provision for income tax expense increased $115 thousand from $439 thousand in 2001 to $554 thousand in 2002. The annualized return on assets was 1.27% for the third quarter of 2002 as compared to 1.29% for the same period 2001.  Annualized return on equity was 15.83% and 14.01% for the third quarters of 2002 and 2001, respectively.

          Net income for the nine months ending September 30, 2002 was $3.2 million compared to $2.4 million for the same period in 2001. This is an increase of $727 thousand or 29.7% over the same period 2001. The provision for income tax expense increased $323 thousand from $1.2 million in 2001 to $1.5 million in 2002. The annualized return on assets was 1.28% for the first nine months of 2002 as compared to 1.27% for the same period 2001.  For the first nine months of 2002 the annualized return on equity was 15.51% up from 13.39% for 2001.

Total Assets

          Total assets of Premier increased to $370.2 million at September 30, 2002 compared to $299.9 million at December 31, 2001 representing an increase of $70.3 million or 23.5%.  Total loans at September 30, 2002, were $300.4 million of which $226.0 million were loans secured by real estate.  The remaining loans consisted of $53.7 million in commercial loans, $19.7 million in consumer installment loans and $1 million in all other loans.  Net loans at September 30, 2002, were $297.4 million, an increase of $68.1 million or 29.7% from the December 31, 2001 balance of $229.3 million.  The loan to deposit ratio was 92.5% as of September 30, 2002 and 90.0% as of December 31, 2001.  Steady loan demand in an expanding market generated the loan growth experienced for the first nine months of 2002.

          The investment portfolio increased 15.1% to $24.7 million at September 30, 2002 compared to $21.4 million at December 31, 2001.  Federal funds sold decreased $8.3 million to $13.9 million at September 30, 2002 compared to $22.2 million at December 31, 2001.  The decline in federal funds sold was used to fund the net shortfall between loans and deposits during the first nine months of 2002.  Total interest earning assets increased $63.1 million or 22.9% from December 31, 2001 to September 30, 2002.  This increase was primarily the result of the increase in outstanding loan balances.

Allowance for Loan Losses

          The allowance for loan losses, as of September 30, 2002, was $3.1 million. This is an increase of $610 thousand or 24.8% from December 31, 2001.  This gives the Corporation a 1.02% allowance for loan losses to total loans.  Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

          Total deposits increased to $324.9 million at September 30, 2002, from a balance of $257.6 million at December 31, 2001, which is an increase of $67.3 million or 26.1%.  Non-interest bearing deposits have increased to $46.6 million as of September 30, 2002, an increase of $9.9 million or 26.9% from December 31, 2001.  During this period interest bearing checking and savings accounts increased $17.6 million or 22.5% to $95.5 million.  The balance in time deposits was $182.8 million at the end of the third quarter reflecting an increase of $39.8 million or 27.9% over the end of the year.  As of September 30, 2002 non-interest bearing deposits represented 14.4% of total deposits as compared to 14.3% at year-end 2001.  Low cost interest bearing deposits including savings and interest bearing checking were 29.4% of total deposits, a decrease of eight basis points from the 30.2% at December 31, 2001. Time deposits represented 56.3% of total deposits at September 30, 2002, an increase from 55.5% at year-end.  The increase in time deposits is the result of Premier’s ability to offer competitive rates in its market area.

Shareholders’ Equity

          Total equity has increased by $3.4 million or 13.3% since December 31, 2001.  The increase was due to a $3.2 million net profit for the first nine months plus exercised stock options of $60 thousand and an increase of $201 thousand in accumulated other comprehensive income.  The primary capital to assets ratio is 7.9%.

Interest Income

          Interest income totaled $16.9 million for the nine months ending September 30, 2002, $1.7 million or 11.4% higher than the nine months ending September 30, 2001.  Interest and fees on loans of $15.7 million comprise the vast majority of interest income. Interest income from investment securities was $931 thousand for the first nine month of 2002, basically unchanged from the same period 2001.  Interest income on federal funds, the third major component of the bank’s investments, decreased $487 thousand or 69.3%.  The decline in interest earned on federal funds balance was the result of lower interest rates and decreased fed funds balances, as those funds were converted to meet loan demand.

Interest Expense

          Total interest expense for the nine months ending September 30, 2002 was $6.3 million, $644 thousand or 9.3% lower than the nine months ending September 31, 2001.  Interest on deposits for the nine month period decreased by $843 thousand or 12.8% over the same period in 2001.  The impact of declining interest rates from September 2001 through September 2002 more than offset the additional expense generated by an increase of $67.3 million in total deposits during the same period.  Interest on borrowings increased by $200 thousand or 67.2% over the same period last year. This increase was primarily the result of the issuance of $7.0 million in Trust Preferred Securities in December 2001. Borrowings were also obtained from the Federal Home Loan Bank.

Net Interest Income

          Net interest income for the nine months ending September 30, 2002 was $10.6 million, $2.4 million or 28.8% higher than the nine months ending September 30, 2001. This increase is the result of the growth in earning assets of $79.6 million from September 2001.  The combination of growth and rate changes had the effect of increasing the net interest margin from 4.57% for the nine months ending September 30, 2001 to 4.62% for the same period of 2002.  Premier is liability sensitive for interest bearing balances repricing or maturing within one year.

Other Income

          Total other income for the nine months ending September 30, 2002 was $1.7 million, an increase of $392 thousand or 29.2% over the 2001 balance of $1.3 million.

This was the result of service charges and fees for overdraft charges, check fees and ATM fees due to an increasing number of customer accounts.

Other Expenses

          Total other expenses for the nine months ending September 30, 2002 were $6.8 million, $1.3 million or 24.0% higher than the nine months ending September 30, 2001.  Salary expense increased $686 thousand or 22.5%, and advertising and marketing expenses increased by $147 thousand over the same period in 2001.  Advertising and marketing expenses were impacted by the publicity for a new branch opened by The Marathon Bank in downtown Winchester, Virginia in May 2002, as well as a campaign to increase market share due to the change in the local banking environment. The net increase in other expenses is in part a result of additional staffing to handle the growth of the bank and the costs involved in processing an increasing number of accounts and transactions. The Marathon Bank also incurred additional salary and occupancy expenses related to the opening of the new branch.  The Corporation’s efficiency ratio was 54.8% through September 30, 2002 compared to 57.2% for the same period 2001.

Liquidity

          Premier’s liquidity requirements are measured by the need to meet deposit withdrawals, fund loans, meet reserve requirements and maintain cash levels necessary for daily operations. To meet liquidity requirements, Premier maintains cash reserves and has an adequate flow of funds from maturing loans, securities, and short-term investments. In addition, Premier’s affiliate banks have the ability to borrow additional funds from various sources.  Short-term borrowings are available from federal funds facilities at correspondent banks and from the discount window of the Federal Reserve Bank.  Borrowings are available from the Federal Home Loan Bank. The Corporation considers its sources of liquidity to be ample to meet its estimated needs.

Capital Resources

          The Corporation’s risk-based capital position at September 30, 2002 was $35.9 million, or 12.02% of risk-weighted assets, for Tier I capital and $39.0 million, or 13.04% for total risk based capital. Tier I capital consists primarily of common shareholders’ equity and Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to Tier 1 Capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%.  The Corporation’s issuance of $7.0 million in Trust Preferred Capital Notes in the fourth quarter of 2001 is included in the Tier 1 capital base, and will serve as a long-term source of funding.

Item 3.   CONTROLS AND PROCEDURES

          The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Change in Securities.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibit No.
99.1 Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K - None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER COMMUNITY BANKSHARES, INC.

DATE: November 14, 2002	/s/ JOHN K. STEPHENS

JOHN K. STEPHENS CHAIRMAN

DATE: November 14, 2002	/s/ DONALD L. UNGER

DONALD L. UNGER PRESIDENT & CHIEF EXECUTIVE OFFICER

DATE: November 14, 2002	/s/ FREDERICK A. BOARD

FREDERICK A. BOARD CHIEF FINANCIAL OFFICER

CERTIFICATIONS

I,	Donald L. Unger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Premier Community Bankshares;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ DONALD L. UNGER

Donald L. Unger, President & Chief Executive Officer

CERTIFICATIONS

I,	Frederick A. Board, certify that:

2. I have reviewed this quarterly report on Form 10-QSB of Premier Community Bankshares;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

5.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

6.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ FREDERICK A. BOARD

Frederick A. Board Senior Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

99.1          Statement of Chief Executive Officer and Chief Financial Officer Pursuant  to 18 U.S.C. Section 1350