Form 10KSB
period 2002-12-31
PREMIER COMMUNITY BANKSHARES INC
filed 2003-03-31
CIK 854399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002.
                                            ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

     For the transition periods from __________________ to _______________.

     Commission file number:                     0-18868                  .
                             ----------------------------------------------

                       Premier Community Bankshares, Inc.
                       ----------------------------------
                 (Name of small business issuer in its charter)
                 ----------------------------------------------

      Virginia                                             54-1560968      .
      ----------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  4095 Valley Pike, Winchester, Virginia 22602
                  --------------------------------------------
               (Address if principal executive offices)(Zip code)

         Issuer's telephone number, including area code (540) 869-6600.
                                                        ---------------

           Securities registered under Section 12(b) of the Act: NONE

         Securities registered under section 12(g) of the Exchange Act.
                    Common Stock, Par Value $1.00 per share
                    ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           [X] YES [_] NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.        [X]

Total revenues for the year ended December 31, 2002 were $25,554,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $41,084,580 as of December 31, 2002. The aggregate market value was computed by using a market price of $10.23 per share.

As of March 15, 2002, the number of shares outstanding of the registrant's common stock was 4,557,484.

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

The Corporation is a holding company for TMB and RHB and is not directly engaged in the operation of any other business. RHB has one wholly owned subsidiary, RHB Services, Inc.

TMB and RHB, which are chartered under the laws of the Commonwealth of Virginia, conduct a general banking business through their offices. Both bank's deposits are insured under the Federal Deposit Insurance Act and are members of the Federal Reserve System. As of December 31, 2002, TMB employed 96 persons on a full-time equivalent basis while RHB employed 53 persons on a full-time equivalent basis.

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

The Corporation did not repurchase any shares of common stock in 2002. During 2001, the Corporation repurchased 114,669 shares of common stock.

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

         The earnings of the Corporation's subsidiaries, and therefore the earnings of the Corporation, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant federal and state laws to which the Corporation and TMB and RHB are subject. To the extent that statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

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

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF that are "well capitalized" are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.

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

         The Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking and insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

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

         The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for financial holding companies, but financial holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, as amended, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

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

                                INDEX
                                -----
1    Selected Financial Data                                              Page 8
2    Average Balance Sheets, Net Interest Income and Rates                Page 9
3    Changes in Net Interest Income Attributable to Rate and Volume       Page 10
4    Types of Investment Securities                                       Page 11
5    Securities Maturity Analysis                                         Page 12
6    Composition of the Loan Portfolio                                    Page 13
7    Maturity Schedule of Selected Loans                                  Page 14
8    Summary of Risk Elements                                             Page 14
9    Summary of Loan Loss Experience                                      Page 15
10   Allocation of Reserve for Loan Losses                                Page 16
11   Deposits and Rates                                                   Page 16
12   Maturities of CDs in Excess of $100,000                              Page 17
13   Analysis of Liquid Assets                                            Page 17
14   Financial Ratios                                                     Page 18
15   Short-Term Borrowings                                                Page 18
16   Interest Sensitivity Analysis                                        Page 19
17   Quarterly Condensed Statements of Income - Unaudited                 Page 20

                           1-Selected Financial Data

The following selected consolidated financial data is based upon the Corporation's audited financial statements and related notes and should be read in conjunction with such financial statements and notes.

                                                                                For the Years Ended December 31,
                                                                                --------------------------------
At Period End:                                                     2002          2001          2000          1999          1998
                                                                   ----          ----          ----          ----          ----
                                                                                (in 000's except per share data)
Loans-net of unearned income and allowance for loan losses     $   312,554   $   229,300   $   185,706   $   152,474   $   130,015
Loans held for resale                                                    0           471           155             0           402

Allowance for loan losses                                            3,340         2,459         2,000         1,689         1,591
Total assets                                                       393,755       299,865       246,315       204,827       177,643
Deposits                                                           345,062       257,637       212,155       181,153       156,004
Shareholders' equity                                                29,824        25,745        23,307        21,073        19,305

Income Summary:
Interest income                                                     23,114        20,235        18,487        15,503        13,145
Interest expense                                                     8,468         9,064         8,209         6,617         5,781
                                                               -----------   -----------   -----------   -----------   -----------
   Net interest income                                         $    14,646   $    11,171   $    10,278   $     8,886   $     7,364
Provision for loan losses                                            1,100           687           483           380           429
                                                               -----------   -----------   -----------   -----------   -----------
Net interest income after provision for loan losses                 13,546        10,484         9,795         8,506         6,935
Noninterest income                                                   2,440         1,904         1,332         1,231         1,147
Other expenses                                                       9,527         7,514         7,126         6,242         5,218
                                                               -----------   -----------   -----------   -----------   -----------
Income before income taxes                                           6,459         4,874         4,001         3,495         2,864
Income taxes                                                         2,095         1,624         1,457         1,182           622
                                                               -----------   -----------   -----------   -----------   -----------

   Net income                                                  $     4,364   $     3,250   $     2,544   $     2,313   $     2,242
                                                               ===========   ===========   ===========   ===========   ===========

Per Share Data: *
Book value at period end                                              6.55          5.69          5.13          4.62          4.33
Net income, basic                                                     0.96          0.72          0.56          0.51          0.50
Net income, assuming dilution                                         0.94          0.71          0.55          0.50          0.49
Cash dividends declared                                               0.15          0.12          0.10          0.09          0.08
Average common shares outstanding, basic                         4,537,185     4,514,377     4,561,453     4,566,502     4,566,701
Average common shares outstanding, diluted                       4,621,088     4,591,734     4,615,023     4,651,106     4,575,861

* Adjusted for stock dividends in 1999 and 1998, and the exchange ratio of the merger in 2000

            2 - Average Balance Sheets, Net Interest Income and Rates

This table illustrates average balances of total earning assets and total interest-bearing liabilities for 2002, 2001 and 2000 and shows the average distribution of assets, liabilities, shareholders' equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purpose of this table and other statistical disclosures were calculated by using the daily average balances.

                            Average Yields and Costs

(In thousands)                                   December 31, 2002            December 31, 2001             December 31, 2000
                                                 -----------------            -----------------             -----------------
                                             Average   Earnings/ Yield/    Average   Earnings/ Yield/    Average   Earnings/ Yield/
Assets:                                    Balances(1)  Expense   Rate   Balances(1)  Expense   Rate   Balances(1)  Expense   Rate
-------                                    -----------  -------   ----   -----------  -------   ----   -----------  -------   ----
Interest Earning Assets
Loans, net of unearned discounts (2)       $   275,095 $  21,558   7.84% $   206,881 $ 118,207   8.80% $   171,384 $  16,054   9.37%
Interest-bearing deposits                          502        12   2.39%         885        39   4.41%       1,155        73   6.32%
Securities (3)                                  23,148     1,404   6.07%      19,509     1,247   6.39%      20,279     1,334   6.58%
Federal funds sold                              18,029       288   1.60%      21,889       826   3.77%      16,814     1,066   6.34%
                                           ----------- ---------         ----------- ---------         ----------- ---------
Total interest earning assets              $   316,774 $  23,262   7.34% $   249,164 $  20,319   8.15% $   209,632 $  18,527   8.84%

Non-Interest Earning Assets
   Cash and due from banks                      19,026                        11,827                        10,721
   Bank premises and equipment                   5,685                         5,038                         4,944
   Other assets                                  4,736                         1,763                         2,695
   Allowance for loan losses                    (2,761)                       (2,193)                       (1,839)
                                           -----------                   -----------                   -----------

Total assets                               $   343,460                   $   265,599                   $   226,153
                                           ===========                   ===========                   ===========

Liabilities and Shareholders' Equity
------------------------------------

Liabilities
   Interest-bearing deposits                   257,699     7,788   3.02% $   197,089 $   8,662   4.39% $   167,327 $   7,890   4.72%
   Borrowed funds                               15,144       680   4.49%       7,663       402   5.25%       4,754       319   6.71%
                                           ----------- ---------         ----------- ---------         ----------- ---------

Total interest-bearing liabilities         $   272,843 $   8,468   3.10% $   204,752 $   9,064   4.43% $   172,081 $   8,209   4.77%

   Non-Interest Bearing Liabilities:

   Liabilities:
        Demand deposits                    $    41,379                   $    34,570                   $    30,901
        Other liabilities                        1,321                         1,506                           953
                                           -----------                   -----------                   -----------
   Total liabilities                           315,543                       240,828                       203,935
   Shareholders' equity                         27,917                        24,771                        22,218
                                           -----------                   -----------                   -----------

Total liabilities and shareholders' equity $   343,460                   $   265,599                   $   226,153
                                           ===========                   ===========                   ===========


Net Interest Earnings                                  $  14,794                     $  11,255                     $  10,318
                                                       =========                     =========                     =========
Net Interest Yield on Earnings Assets                              4.67%                         4.52%                         4.92%
                                                                  =====                         =====                         =====

(1) Average balances are calculated using daily balances for each category in 2002, 2001 and 2000.
(2)  Non-accrual loans are included in the average balance of this category
(3)  Amounts are shown on a tax equivalent basis.

        3 - Changes in Net Interest Income Attributable to Rate & Volume

This table represents the variances of earning assets and interest-bearing liabilities between the years 2002 and 2001. The total variance for each category is broken down between volume variance and rate variance which provides an analysis of the impact that growth and changes in interest rates have upon the balance sheet structure.

(In thousands)                                   December 31, 2002 vs. 2001           December 31, 2001 vs. 2000
                                                 --------------------------           --------------------------

                                               Due to     Change in                 Due to     Change in
Interest Earned On:                            Volume        Rate       Total       Volume        Rate       Total
                                               ------        ----       -----       ------        ----       -----
   Loans                                     $    5,500     ($2,149)  $   3,351   $    3,174    ($1,021)  $   2,153
   Interest - bearing                               (13)        (14)        (27)         (15)       (19)        (34)
   Securities                                       223         (66)        157          (50)       (37)        (87)
   Federal Funds Sold                              (126)       (412)       (538)         265       (505)       (240)
                                             ----------   ---------   ---------   ----------    -------   ---------

Total interest earned on Bearing assets      $    5,584     ($2,641)  $   2,943   $    3,374    ($1,582)  $   1,792
                                             ----------   ---------   ---------   ----------    -------  ---------

Interest Paid On:
   Interest-bearing deposits                 $    2,249     ($3,123)      ($874)  $    1,332      ($561)  $     771
   Borrowed funds                                   343         (65)        278          164        -80          84
                                             ----------   ---------   ---------   ----------    -------   ---------

Total interest paid on Liabilities           $    2,592     ($3,188)      ($596)  $    1,496      ($641)  $     855
                                             ----------   ---------   ---------   ----------    -------   ---------

Net interest income                          $    2,992   $     547   $   3,539   $    1,878      ($941)  $     937
                                             ==========   =========   =========   ==========    =======   =========

                       4 - Types of Investment Securities

                   Book Value of Securities Available for Sale


                                                     December 31,
                                                 ---------------------
                                                    2002       2001
                                                 ---------------------
   U.S. Government and federal agencies          $   9,054   $   7,973
   Obligations of state & political
     subdivisions                                    3,006       1,190
   Corporate bonds                                       0         250
   Mortgage-backed securities                        1,473         870
   Other securities                                  1,743       1,354
                                                 ---------------------
                                                 $  15,276   $  11,637
                                                 =====================


                    Book Value of Securities Held to Maturity

                                                     December 31,
                                                 ---------------------
                                                   2002         2001
                                                 ---------------------
   U.S. Government and federal agencies          $   2,048   $   3,744
   Obligations of state & political
     subdivisions                                    5,173       3,145
   Corporate bonds                                       0           0
   Mortgage-backed securities                           48          93
   Other securities                                  2,751       2,774
                                                 ---------------------
                                                 $  10,020   $   9,756
                                                 =====================

At December 31, 2002, the securities book value was $25.3 million and the market value was $25.3 million, compared to December 31, 2001 values of $21.3 and $21.5 million, respectively. As of December 31, 2002, there were no obligations by any one issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. Agencies and Corporations, which in the aggregate exceeded 10% of stockholders' equity.

                        5 - Securities Maturity Analysis

Table 5 sets forth the maturity of distribution and weighted average yields of the securities portfolio at December 31, 2002. The weighted average yields are calculated on the book value of the portfolio and on securities interest income adjusted for amortization of premium and accretion of discount.

                                              Held to Maturity
                                              ----------------
                                                       December 31, 2002
                                                                        After One But
                                             Within One Year          Within Five Years
                                        Amount(000's)   Yield(%)  Amount(000's)   Yield(%)
                                        ------------    --------  -------------   --------
U.S. Government and federal agencies           1,648      5.97%             400      6.00%
Obligations of state & political
  subdivisions                                   541      6.87%             809      6.39%
Mortgage-backed securities                        48      6.83%               0      0.00%
Other securities                                   0      0.00%               0      0.00%
                                               -----      ----            -----      ----
Total                                          2,237      6.21%           1,209      6.26%
                                               =====      ====            =====      ====

                                                           December 31, 2002

                                            After Five But
                                           Within Ten Years               After Ten Years
                                        Amount(000's)   Yield(%)  Amount(000's)     Yield(%)
                                        ------------    -------   ------------      --------

U.S. Government and federal agencies               0      0.00%               0      0.00%
Obligations of state & political
  subdivisions                                 2,479      5.86%           1,344      6.59%
Mortgage-backed securities                         0      0.00%               0      0.00%
Other securities                                   0      0.00%           2,751      7.81%
                                               -----      ----            -----      ----
Total                                          2,479      5.86%           4,095      7.56%
                                               =====      ====            =====      ====

                                                Available for Sale
                                                       December 31, 2002
                                                                        After One But
                                           Within One Year            Within Five Years
                                        Amount(000's)   Yield(%)  Amount(000's)   Yield(%)
                                        ------------    -------  -------------    ---------

U.S. Government and federal agencies           3,257      1.80%           5,797      4.21%
Obligations of state & political
  subdivisions                                     0      0.00%             537      6.57%
Mortgage-backed securities                         0      0.00%              43      6.87%
Other securities                                   0      0.00%               0      0.00%
                                               -----      ----            -----      ----
Total                                          3,257      1.80%           6,377      4.42%
                                               =====      ====            =====      ====

                                                       December 31, 2002

                                            After Five But
                                           Within Ten Years               After Ten Years
                                        Amount(000's)   Yield(%)  Amount(000's)   Yield (%)
                                        -------------   --------  -------------   ---------

U.S. Government and federal agencies               0      5.84%               0      0.00%
Obligations of state & political
  subdivisions                                 2,469      5.95%               0      0.00%
Mortgage-backed securities                       486      4.96%             944      5.65%
Other securities                                 250      3.65%           1,493      5.76%
                                               -----      ----            -----      ----
Total                                          3,205      5.59%           2,437      5.72%
                                               =====      ====            =====      ====

                      6 - Composition of the Loan Portfolio

The following table summarizes the composition of the loan portfolio at December 31, 2002 through 1998.

(In thousands)                                                                    December 31
                                                                                  -----------
                                                               2002       2001        2000       1999      1998
                                                               ----       ----        ----       ----      ----
Loans secured by real estate:                                                (In 000's)
     Construction and land development                     $   38,063   $ 21,926   $  14,474  $ 12,462  $ 10,216
     Secured by farmland                                        2,774      1,677         892       957       959
     Secured by 1-4 family residential                         70,773     53,419      36,966    29,363    26,287
     Multi-family residential                                   6,258      3,982       4,809     2,767     1,841
     Non-farm, non-residential loans                          123,478     83,624      52,982    44,384    28,062
Loans to farmers (except those secured by real estate)             42         12         477       224       223
Commercial and industrial loans (except those secured
  by real estate)                                              52,970     49,445      56,155    44,391    44,568
Loans to individuals (except those secured by real estate)     19,699     17,261      19,935    18,658    20,367
All other loans                                                 1,838        425       1,224     1,404       216
                                                           -----------------------------------------------------
                                                           $  315,895   $ 231,77   $ 187,914  $154,610  $132,738
Less:
   Unearned income                                                  1         12         208       447     1,133
   Allowance for loan losses                                    3,340      2,459       2,000     1,689     1,591
                                                           -----------------------------------------------------
                                                           $  312,554   $ 229,30   $ 185,706  $152,474  $130,015
                                                           =====================================================

The Corporation had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 2002, or any of the previous years disclosed above.

There were no categories of loans that exceeded 10% of outstanding loans as of December 31, 2002, which were not disclosed in Table 6.

In the normal course of business, the Corporation makes various commitments and incurs certain contingent liabilities, which are disclosed but not reflected in the accompanying financial statements. At December 31, 2002, commitments for standby letters of credit totaled $3.5 million and commitments to extend credit totaled $59.9 million. At December 31, 2001, commitments for standby letters of credit totaled $1.7 million and commitments to extend credit totaled $45.9 million.

                     7 - Maturity Schedule of Selected Loans

The table below presents the maturities of selected loans outstanding at December 31, 2002.

                                               After One
                                   Within      But Within    After
                                   One Year    Five Years  Five Years  Total
                                   --------    ----------  ----------  -----
                                                 (in 000's)

     Commercial                   $  32,828   $  18,760    $ 1,382    $ 52,970
     Real estate-construction        30,599       5,978      1,486      38,063
                                  ---------   ---------    -------    --------
                                  $  63,427   $  24,738    $ 2,868    $ 91,033
                                  =========   =========    =======    ========



     Interest sensitivity on such loans maturing after one year:

     Fixed                        $  24,655
     Variable                         2,951
                                  ---------
     Total                        $  27,606
                                  =========

                          8 - Summary of Risk Elements

The following table details information concerning non-accrual, past due and restructured loans as of December 31 for each of the years indicated:

                                                        December 31,
                                                        ------------
                                            2002    2001      2000   1999  1998
                                            ----    ----      ----   ----  ----
                                                          (in 000's)

        Non-accrual loans                 $  631  $   211   $  371  $  40  $ 261
        Loans past due 90 days or more
         and still accruing interest         223    1,079      154    146    200
        Restructured loans                     0        0        0      0      0
                                          ------  -------   ------  -----  -----
                                          $  854  $ 1,290   $  525  $ 186  $ 461
                                          ======  =======   ======  =====  =====

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

Non-accrual loans at December 31, 2002 were $631 thousand compared to $211 thousand for 2001. Approximately $2 thousand of interest income would have been recorded if interest had been accrued in 2002. As of December 31, 2002, the Corporation had a total of $854 thousand in non-accrual, 90 days past due and still accruing interest, and restructured loans, compared to $1.3 million in 2001. This was a decrease of $436 thousand or 33.8%.

As of December 31, 2002 the Corporation had no loans in addition to the past due and non-accrual loans mentioned above that are considered to be potential problem loans. The Corporation's management and Board of Directors have reviewed the asset quality of TMB's and RHB's loan portfolios and both loan loss allowances and have found them to be adequate.

                       9 - Summary of Loan Loss Experience

(In thousands)                                 2002        2001     2000       1999      1998
                                               ----        ----     ----       ----      ----
        Balance, beginning of period         $ 2,459    $  2,000  $ 1,689    $ 1,591   $ 1,296
        Less Charge-off's:
          Commercial                              42          71       47        205        64
          Real estate-mortgage                     1          59        0         29         0
          Real estate-construction                 0           0        0         19         0
          Consumer installment loans             242         165      235         71       122
                                             -------    --------  -------    -------   -------
              Total                          $   285    $    295  $   282    $   324   $   186
                                             -------    --------  -------    -------   -------

        Plus Recoveries:
          Commercial                              12    $      0  $    44    $    17   $    20
          Real estate-mortgage                     0           0        0          0        20
          Real estate-construction                 0           0        0          2         0
          Consumer installment loans              54          67       66         23        12
                                             -------    --------  -------    -------   -------
              Total                          $    66    $     67  $   110    $    42   $    52
                                             -------    --------  -------    -------   -------

        Additions charged to operating       $ 1,100    $    687  $   483    $   380   $   429
                                             -------    --------  -------    -------   -------

        Balance, end of period               $ 3,340    $  2,459  $ 2,000    $ 1,689   $ 1,591
                                             =======    ========  =======    =======   =======

        Ratio of net charge-offs to
         average loans outstanding              0.08%       0.11%    0.10%      0.19%     0.11%

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors including changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the assessment of problem loans and an analysis of anticipated economic condition in the market area. An analysis of the allowance for loan losses, including charge-off activity, is presented above for the years ended December 31, 2002 through 1998.

                10 - Allocation of the Allowance for Loan Losses

The following table reflects management's allocation of the allowance for loan losses for the years ended December 31, 2002 through 1998.

                                                                 2002             2001        2000         1999        1998
                                                                 ----             ----        ----         ----        ----
Loans secured by real estate:
   Construction and land development                             12.0%             9.5%        7.7%         8.1%        7.7%
   Secured by farmland                                            0.9%             0.7%        0.5%         0.6%        0.7%
   Secured by 1-4 family residential                             22.4%            23.0%       19.7%        19.0%       19.8%
   Multi-family residential                                       2.0%             1.7%        2.6%         1.8%        1.4%
   Non-farm, non-residential loans                               36.9%            36.1%       28.2%        28.7%       21.1%
Loans to farmers (except those secured by real estate)            0.0%             0.0%        0.3%         0.1%        0.2%
Commercial and industrial loans (except those secured by real
    estate                                                       18.9%            21.3%       29.9%        28.7%       33.6%
Loans to individuals (except those secured by real estate)        6.2%             7.4%       10.6%        12.1%       15.3%
All other loans                                                   0.6%             0.2%        0.7%         0.9%        0.2%
                                                                100.0%           100.0%      100.0%       100.0%      100.0%

                             11 - Deposits and Rates

The following table details the average amount of, and the average rate paid on the following primary deposit categories for the years ended December 31, 2002, 2001 and 2000.

                                            Year ended             Year ended             Year ended
(In thousands)                          December 31, 2002      December 31, 2001      December 31, 2000
                                        -----------------      -----------------      -----------------
                                        Average   Average      Average   Average      Average   Average
                                        Balance    Rate        Balance    Rate        Balance    Rate
                                       -------------------    -------------------    -------------------
Demand deposits                        $ 41,379               $ 34,570               $ 30,901
Interest - bearing demand                40,789     0.96%       32,679    1.90%        27,736    2.60%
Savings                                  50,983     1.84%       35,585    2.71%        29,990    3.20%
Certificates of deposit                 165,927     3.89%      128,825    5.49%       109,601    5.70%
                                       --------               --------               --------
 Total interest - bearing deposit       257,699     3.02%      197,089    4.39%       167,327    4.72%
                                       --------               --------               --------
Borrowed money                           15,144     4.49%        7,663    5.25%         4,754    6.71%
                                       --------               --------               --------
 Total interest - bearing liabilities   272,843     3.10%      204,752    4.43%       172,081    4.77%
                                       ========               ========               ========
Total deposits & borrowed money        $314,222               $239,322               $202,982
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

      12 - Maturities of CDs and Other Time Deposits in Excess of $100,000

The following is a summary of the maturity distribution of certificates of deposit and other time deposits in amounts of $100,000 or more as of December 31, 2002.

                                        Amount          Percent
                                             (in 000's)
          Three months or less           6,020           12.39%
          Over three-six months          9,356           19.26%
          Over six-twelve months        15,474           31.86%
          Over twelve months            17,718           36.48%
                                       -------         -------
                                        48,568          100.00%
                                       =======         =======

Certificates of deposit in the amounts of $100,000 or more were $48.6 million at December 31, 2002. This represents 24.8% of the total certificates of deposit balance of $195.6 million at December 31, 2002. The Corporation does not solicit such deposits. Further, the Corporation does bid for selected public funds deposits in large denominations, and such deposits may require a pledging of investment securities.

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

                         13 - Analysis of Liquid Assets

Liquidity is a measure of the Corporation's ability to generate sufficient cash to meet present and future obligations in a timely manner. These obligations include the credit needs of customers, funding deposit withdrawals, and the day-to-day operations of the Corporation. The Corporation's ability to fund these daily commitments at December 31, 2002, 2001 and 2000 is illustrated in the table below:

                                                                  December 31,
                                                                  ------------
                                                          2002       2001        2000
                                                          ----       ----        ----
                                                              (amounts in 000's)
          Liquid Assets:
             Cash and due from banks                    $ 24,768   $ 17,680  $ 12,765
             Federal funds sold                           19,017     22,185    16,996
             Liquid securities                             5,494     12,396    16,048
             Loans maturing in one year or less          118,794     90,764    72,898
                                                        --------   --------  --------
                Total liquid assets                     $168,073   $143,025  $118,707
                                                        ========   ========  ========

          Total deposits and other liabilities          $363,931   $274,120  $223,008
                                                        ========   ========  ========
          Ratio of liquid assets to deposits
           and other liabilities                           46.18%     52.18%    53.23%
                                                        ========   ========  ========

The net loan to deposit ratio (90.58%) as of December 31, 2002 has provided the opportunity for the Corporation to achieve a high return on its deposits. For the year ended December 31, 2002, the Corporation experienced a return on assets of 1.27% and a net interest margin of 4.67%.

The source of new funds is strong for both long-term and short-term duration. The growth in deposits was $87.4 million or 33.9% during 2002. The Corporation also has access to overnight federal funds from correspondent banks totaling up to $16.9 million. In addition, The Corporation has established borrowing limits through the Federal Reserve Bank's discount window for $1.6 million. Also, the Corporation has $85.4 million of funds available through the Federal Home Loan Bank of Atlanta of which $9.0 million has been utilized. Management believes that the opportunity for the sale of loans on the market is good.

                             14 - Financial Ratios

The following table summarizes ratios considered to be significant indicators of the Corporation's profitability and financial condition for the years ended December 31, 2002, 2001 and 2000.

                                            For the Years Ending December 31,
                                              2002      2001       2000
                                              ----      ----       ----
     Return on average assets
       (Net income/average total assets)      1.27%     1.22%       1.12%
                                             =====     =====       =====
     Return on average equity
       (Net income/average equity)           15.63%    13.12%      11.45%
                                             =====     =====       =====
     Dividends payment ratio
        (Dividends declared/
          Net income)                        15.65%    16.65%      18.00%
                                             =====     =====       =====
     Average equity to average asset ratio    8.13%     8.59%       9.46%
                                             =====     =====       =====

                           15 - Short-Term Borrowings

The Corporation had no short-term borrowings with an average balance outstanding of more than 30% of stockholders' equity for the years ended December 31, 2002, 2001 and 2000.

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


      (In thousands)                                           90 Days                    Over
                                                               -------                    ----
                                                1-90 Days     to 1 Year    1-5 Years     5 Years      Total
                                               ----------    ----------    ---------    --------    ---------
      Earning assets
      Fed funds sold                           $   19,017    $        0    $       0    $      0    $  19,017
      Interest - bearing demand                     2,049             0            0           0        2,049
      Securities                                    3,561         2,944        6,861      11,930       25,296
      Loans                                        73,865        39,723      172,640      29,666      315,894
                                               ----------    ----------    ---------    --------    ---------
      Total earning assets                     $   98,492    $   42,667    $ 179,501    $ 41,596    $ 362,256

      Interest - bearing liabilities
      Interest - bearing demand                $   20,763    $        0    $  24,207    $      0    $  44,970
      Savings                                       6,730             0       17,527           0       24,257
      Money market savings                         31,742             0            0           0       31,742
      Certificates of deposit                      29,992        99,817       65,748           0      195,557
      Borrowed funds                                9,535         1,000        4,000       2,196       16,731
                                               ----------    ----------    ---------    --------    ---------

      Total interest - bearing liabilities     $   98,762    $  100,817    $ 111,482    $  2,196    $ 313,257
                                               ----------    ----------    ---------    --------    ---------

      Period GAP                                    ($270)     ($58,150)   $  68,019    $ 39,400
                                               ==========    ==========    =========    ========

      Cumulative GAP                                ($270)     ($58,420)   $   9,599    $ 48,999
                                               ==========    ==========    =========    ========

      Cumulative GAP/Earning assets                 -0.07%       -16.13%        2.65%      13.53%

            17 - Quarterly Condensed Statements of Income - Unaudited

                                                                                        2002
                                                                                        ----
                                                                            In thousands (except per share)
                                                                   March 31    June 30    Sept 30     Dec 31
                                                                   ---------------------------------------------
        Total interest income                                       $ 5,190    $ 5,660    $ 6,005    $  6,259
        Net interest income after provision for loan losses           2,920      3,397      3,476       3,753
        Non interest income                                             541        535        658         706
        Non interest expense                                          2,077      2,302      2,433       2,715
        Income before income taxes                                    1,384      1,630      1,701       1,744
        Net income                                                      929      1,097      1,147       1,191
        Earnings per common share - assuming dilution               $  0.20    $  0.24    $  0.25    $   0.25
        Dividends per common share                                     0.00       0.00       0.00        0.15

                                                                                   2001 Quarter Ended
                                                                                   ------------------
                                                                            In thousands (except per share)
                                                                   March 31    June 30    Sept 30     Dec 31
                                                                   ---------------------------------------------
        Total interest income                                       $ 4,980    $ 5,062    $ 5,085    $  5,108
        Net interest income after provision for loan losses           2,504      2,609      2,703       2,668
        Non interest income                                             379        451        512         562
        Non interest expense                                          1,743      1,863      1,886       2,022
        Income before income taxes                                    1,140      1,197      1,329       1,208
        Net income                                                      760        796        890         804
        Earnings per common share - assuming dilution               $  0.16    $  0.17    $  0.20    $   0.18
        Dividends per common share                                     0.00       0.00       0.00        0.12

Item 2. Description of Properties

TMB's main office is located at 4095 Valley Pike, Winchester, Virginia. On December 31, 1993, the Marathon Land Trust executed a deed and transferred the office to TMB. The main office is a two story facility on approximately 2.52 acres. This property is owned free of encumbrances.

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

On February 13, 1995, TMB opened its Winchester Branch at 1041 Berryville Avenue in the City of Winchester, Virginia. The Berryville Avenue branch is situated on
1.59 acres and consists of a single story branch office and a separate drive-thru structure. TMB executed a lease on October 1, 1994, for five years. On October 1, 1999, TMB exercised the first of two five year options. The current monthly lease payment is $1,664. TMB has one five-year option to extend this lease.

On June 18, 1997, TMB opened a second Winchester Branch at 1447 North Frederick Pike, Winchester, Virginia. The branch on North Frederick Pike is situated on ..81 acres and is a single story office. .TMB entered into a lease on January 13, 1997, with a termination date of December 31, 2006. TMB has two five-year options to extend the lease. The monthly lease payment is $2,500.

On September 22, 1997, TMB opened its Shenandoah County Branch at 1014 South Main Street, Woodstock, Virginia. This office is a one story building on approximately 1.46 acres. A new lease was executed by TMB on September 1, 1997, for five years with a monthly lease payment of $800 per month through the third year, $900 per month for the fourth year and $1,000 per month for the fifth year. TMB has two five-year options to extend that lease. The building is owned free and clear of any encumbrances.

On December 16, 1998, TMB purchased a lot consisting of 1.033 acres adjacent to the main office property located at 4095 Valley Pike, Winchester. TMB acquired the property to be used for additional parking and future expansion.

On August 31, 2001, TMB purchased 26,336 square feet located at 1729 Shenandoah Avenue, Front Royal. TMB acquired the property for future branch expansion.

On May 15, 2002, TMB opened a branch in downtown Winchester, Virginia on property purchased August 28, 2001. The 3,367 square foot two-story brick branch office was opened in downtown Winchester, Virginia at 139 North Cameron Street on approximately .077 acres. This property is owned free of encumbrances.

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

Additionally, the RHB has a branch located in the Red Front Supermarket on Chicago Avenue in the City of Harrisonburg. This is a leased facility with approximately 260 square feet of space. The lease has a five year term with an automatic five year renewal. Both the Bank's Weyers Cave branch and Waynesboro branch leases run for 5 years with options for 4 more terms of 5 years. The space for both is approximately 2,040 square feet. The Staunton branch has 1,500 square feet and the lease runs for 5 years with options for 4 more terms of 5 years each. The bank entered into a lease agreement for its new operations center location on Neff Ave in Harrisonburg. The facility has approximately 1,340 square feet of space. The lease is a two year lease with no current options to renew. All properties are in sound physical condition and are deemed to be adequately insured. There are no mortgages, liens or other limitations on the RHB's ownership of its properties.

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

The following table represents the Corporation's stock prices for 2002 and 2001. This sales price information reflects inter-dealer prices, without retail mark-up, mark-down, or commission.

                 1/st/ Quarter           2/nd/ Quarter           3/rd/ Quarter           4/th/ Quarter
               Low         High        Low         High        Low         High        Low         High
           -----------------------------------------------------------------------------------------------
2002          8.32         9.90        9.50        12.50       9.85        10.60       9.70        10.68
           -----------------------------------------------------------------------------------------------
2001          5.125        6.75        5.80        7.60        7.00        8.75        7.20         8.50
           -----------------------------------------------------------------------------------------------

At December 31, 2002, the Corporation had approximately 2,100 stockholders of record.

Dividends from TMB and RHB serve as the primary funding to the Corporation for dividend payment. The Corporation declared a $.15 per share cash dividend to stockholders of record as of December 27, 2002. Cash dividends of $.12 per share cash declared in 2000 were paid in January, 2001 and cash dividends of $.10 per share, declared in 1999, were paid in January, 2000.

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

Net Income

         Net income for the year ended 2002 was $4.4 million compared to $3.3 million for the same period in 2001. This is an increase of $1.1 million or 34.3% over the same period 2001. The provision for income tax expense increased $472 thousand from $1.6 million in 2001 to $2.1 million in 2002. The return on assets was 1.27% for 2002 as compared to 1.22% for the same period 2001. For 2002, the return on equity was 15.63% up from 13.12% for 2001.

Total Assets

         The Corporation's assets grew at a 31.3% pace, ending the year at $393.8 million. Total loans at year end 2002, were $315.9 million of which $241.3 million were loans secured by real estate. The remaining loans consisted of $53.0 million in commercial loans, $19.7 million in consumer installment loans and $1.9 million in all other loans. Net loans for 2002, were $312.6 million, an increase of $83.3 million or 36.3% from the December 31, 2001 balance of $229.3 million. The loan to deposit ratio was 90.6% for 2002 and 89.0% as of December 31, 2001. Steady loan demand in an expanding market generated the loan growth experienced for 2002.

            The investment portfolio increased 18.2% to $25.3 million at year end 2002 compared to $21.4 million at December 31, 2001. Federal funds sold decreased $3.2 million to $19.0 million at December 31, 2002 compared to $22.2 million at December 31, 2001. The decrease in federal funds sold was due to an increase of 33.9% in the deposit base during the year 2002. Total interest earning assets increased $67.6 million or 27.1% from December 31, 2001 to December 31, 2002. This increase was primarily the result of the increase in outstanding loan balances.

Allowance for Loan Losses

         The allowance for loan losses, as of December 31, 2002, was $3.3 million. This is an increase of $881 thousand or 35.8% from December 31, 2001. This gives the Corporation a 1.06% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

         Total deposits increased to $345.1 million at December 31, 2002, from a balance of $257.6 million at December 31, 2001, which is an increase of $87.5 million or 33.9%. Non-interest bearing deposits have increased to $48.5 million as of December 31, 2002, an increase of $11.8 million or 32.0% from year end 2001. During this period interest bearing checking and savings accounts increased $23.1 million or 29.6% to $101.0 million. The balance in time deposits was $195.6 million at the end of 2002 reflecting an increase of $52.6 million or 36.8% over 2001. As of December 31, 2002 non-interest bearing deposits represented 14.1% of total deposits as compared to 14.3% at year-end 2001. Low cost interest bearing deposits including savings and interest bearing checking were 29.3% of total deposits, a decrease of nine basis points from 30.2% at December 31, 2001. Time deposits represented 56.7% of total deposits at December 31, 2002, an increase from 55.5% at year-end 2001. The increase in time deposits is the result of Premier's ability to offer competitive rates in its market area.

Shareholders' Equity

            Total equity increased $4.1 million or 15.8% during 2002. This increase was due to a $4.4 million net profit for the year plus exercised stock options of $197 thousand and an increase of $201 thousand in accumulated other comprehensive income. The primary capital to assets ratio is 7.6%.

Interest Income

         Interest income totaled $23.1 million for the year ending December 31, 2002, $2.9 million or 14.2% higher than the year ending December 31, 2001. Interest and fees on loans of $21.6 million comprise the vast majority of interest income. Interest income from investment securities was $1.3 million for 2002, basically unchanged from the same period 2001. Interest income on federal funds, the third major component of the bank's investments, decreased $538 thousand or 65.1%. The decline in interest earned on federal funds balance was the result of lower interest rates and decrease in the average fed funds balance, as those funds were converted to meet loan demand.

Interest Expense

         Total interest expense for the year ending December 31, 2002 was $8.5 million, $596 thousand or 6.6% lower than for the same period 2001. Interest paid on deposits for 2002 decreased by $874 thousand or 10.1% over the same period 2001. The impact of declining interest rates from December 2001 through December 2002 more than offset the additional expense generated by an increase of $87.4 million in total deposits during the same period. Interest on borrowings increased by $278 thousand or 72.0% over the same period last year. This increase was primarily the result of additional interest expense related to the issuance of $7.0 million in Trust Preferred Securities in December 2001. Borrowings were also obtained from the Federal Home Loan Bank.

Net Interest Income

      Net interest income for the year ending December 31, 2002 was $14.6 million, $3.5 million or 31.1% higher than the year ending 2001. This increase is the result of the growth in earning assets of $67.6 million in 2002. The combination of growth and rate changes had the effect of increasing the net interest margin from 4.52% at year end 2001 to 4.67% for the same period of 2002. Premier is liability sensitive for interest bearing balances repricing or maturing within one year.

Other Income

         Total other income for 2002 was $2.4 million, an increase of $536 thousand or 28.1% over the 2001 balance of $1.9 million. This was the result of additional service charges and fees for overdraft charges, check fees and ATM fees relating to an increasing number of customer accounts.

Other Expenses

         Total other expenses for 2002 were $9.5 million, $2.0 million or 26.8% higher than 2001 balance. The major components of the increase in other expenses were salary expense, increasing $1.0 million or 24.5%, advertising and marketing expenses, increasing $221 thousand or 143.5%, and stationery and supplies, increasing $115 thousand or 54.0% over the same period in 2001. Advertising and marketing expenses were impacted by the publicity for a new branch opened by The Marathon Bank in downtown Winchester, Virginia in May 2002, as well as a campaign to increase market share due to the change in the local banking environment. The net increase in other expenses is in part a result of additional staffing to handle the growth of the bank and the costs involved in processing an increasing number of accounts and transactions. The Marathon Bank also incurred additional salary and occupancy expenses related to the opening of the new branch. In addition, the Corporation underwent a core computer conversion in the fourth quarter of 2002 which involved costs related to hardware, software, training and forms. The Corporation's efficiency ratio was 55.3% for 2002 compared to 57.1% for the same period in 2001.

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

Capital Resources

         The Corporation's risk-based capital position at December 31, 2002 was $36.6 million, or 11.5% of risk-weighted assets, for Tier I capital and $39.9 million, or 12.6% for total risk based capital. Tier I capital consists primarily of common shareholders' equity and Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to Tier 1 Capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%. The Corporation's issuance of $7.0 million in Trust Preferred Capital Notes in the fourth quarter of 2001 is included in the Tier 1 capital base, and will serve as a long-term source of funding.

Recent Accounting Pronouncements

         In December, 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Corporation's consolidated financial statements.

         On March 13, 2002, the Financial Accounting Standard Board determined that commitments for the origination of mortgage loans that will be held for sale must be accounted for as derivatives instruments, effective for fiscal quarters beginning after April 10, 2002. The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered derivatives. Accordingly, these commitments including any fees received from the potential borrower are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The cumulative effect of adopting Statement No. 133 for rate lock commitments as of December 31, 2002, was not material. The Corporation originally adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001.

         In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The amendment to Statement 13 eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

         In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity. The liability should be measured at fair value. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002.

         Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.

         In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

         The adoption of Statement No. 141, 142, 144, 145, 146 and 147 did not have a material impact on the Corporation's consolidated financial statements.

         The Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement No. 123, in December 2002. The Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects of stock options in interim financial information. The amendments to Statement No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged for both amendments. The Corporation continues to record stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has not adopted the alternative methods allowable under Statement No. 148.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information concerning the security ownership of certain beneficial owners and management is set forth in the sections entitled "Security Ownership of Management", "Continuing Directors" and "Security Ownership of Certain Beneficial Owners" in the 2002 Proxy Statement and is incorporated herein by reference.

The following table summarizes information concerning Premier's equity compensation plans at December 31, 2002:

                                                                                             Number of Shares
                                                                                            Remaining Available
                                                                                            for Future Issuance
                                             Number of Shares to                                Under Equity
                                               be Issued upon        Weighted Average       Compensation Plans
                                                 Exercise of         Exercise Price of      (Excluding Shares
                                             Outstanding Options    Outstanding Options     Reflected in First
             Plan Category                      and Warrants          and Warrants              Column)
------------------------------------------- ---------------------  ---------------------   ---------------------
Equity compensation plans approved by
 shareholders - 2001 Stock Incentive Plan         331,375          $           7.40                    318,750
Equity compensation plans not approved by
 shareholders                                         N/A                       N/A                        N/A
                                            ---------------------  ---------------------   ---------------------
Total                                             331,375          $           7.40                    318,750
                                            =====================  =====================   =====================

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

        10.3 Lease between TMB and Post Office Plaza, L.C. for the branch office at 300 Warren Avenue, Front Royal, Virginia, incorporated herein by reference as Exhibit 10.3 to the Corporation's Registration Statement on Form S-1 filed July 26, 1992 (File
               No. 333-08995).

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

        10.7 2002 Long-Term Incentive Plan of the Corporation, incorporated herein by reference as Exhibit 99 to the Corporation's Registration Statement on Form S-8 filed December 3, 2002 (File No. 333-101619).

        21 Subsidiaries of Premier Community Bankshares, Inc., incorporated by reference herein by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-18868).

        23     Consent of Yount, Hyde & Barbour, P.C.

        99.1 Financial Report of Premier Community Bankshares, Inc. including the following:

                -- Independent Auditor's Report of Yount, Hyde & Barbour, P.C. -- Consolidated Balance Sheets - December 31, 2002 and 2001
                -- Consolidated Statements of Income - Years ended December 31,
                   2002, 2001 and 2000
                -- Consolidated Statements of Changes in Shareholders' Equity -
                   Years Ended December 31, 2002, 2001 and 2000
                -- Consolidated Statements of Cash Flows - Years Ended December
                   31, 2002, 2001 and 2000
                -- Notes to Consolidated Financial Statements.

     (b) Reports on Form 8-K. None.

Item 14. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned PREMIER COMMUNITY BANKSHARES, INC.

                                  (Registrant)

                                  By: /s/ Donald L. Unger         .
                                      -----------------------------
                                      Donald L. Unger, President & CEO

                                      /s/ Frederick A. Board      .
                                      -----------------------------
DATE   March 28, 2003                 Frederick A. Board, CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the SIGNATURE AND TITLE

DATE

March 28, 2003                  /s/ Walter H. Aikens                        .
--------------                  ---------------------------------------------
                                (Walter H. Aikens, Director)

March 28, 2003                  /s  Clifton L. Good                         .
--------------                  ---------------------------------------------
                                (Clifton L. Good, Director)

March 28, 2003                  /s/ Stephen T. Heitz                        .
--------------                  ---------------------------------------------
                                (Stephen T. Heitz, Director)

March 28, 2003                  /s/ Joseph W. Hollis.
--------------                  ---------------------
                                (Joseph W. Hollis, Director)

March 28, 2003                  /s/ Wayne B. Ruck                           .
--------------                  ---------------------------------------------
                                (Wayne B. Ruck, Director)

March 28, 2003                  /s/ John K. Stephens                        .
--------------                  ---------------------------------------------
                                (John K. Stephens, Chairman)

March 28, 2003                  /s/ Donald L. Unger                         .
--------------                  ---------------------------------------------
                                (Donald L. Unger, President & CEO


March 28, 2003                  /s/ Paul R. Yoder, Jr., MD                  .
--------------                  ---------------------------------------------
                                (Paul R. Yoder, Jr., MD, Director)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Premier Community Bankshares, Inc. (the "Company") on Form [10-KSB] for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 that based on their knowledge and belief: 1) the Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.


/s/ Donald L. Unger
-------------------------------------
Donald L. Unger
President & Chief Executive Officer

/s/ Frederick A. Board
-------------------------------------
Frederick A. Board
Senior Vice President & Chief Financial Officer


Date: March 28, 2003
      --------------

                                 CERTIFICATIONS

I, Donald L. Unger, certify that:

   1. I have reviewed this annual report on Form 10-KSB of Premier Community Bankshares;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                       /s/ Donald L. Unger
      --------------                       -----------------------------------
                                           Donald L. Unger,
                                           President & Chief Executive Officer

                                 CERTIFICATIONS

I, Frederick A. Board, certify that:

   1. I have reviewed this annual report on Form 10-KSB of Premier Community Bankshares;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003             /s/ Frederick A. Board
      --------------             -----------------------------------------------
                                 Frederick A. Board
                                 Senior Vice President & Chief Financial Officer

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

        10.3 Lease between TMB and Post Office Plaza, L.C. for the branch office at 300 Warren Avenue, Front Royal, Virginia, incorporated herein by reference as Exhibit 10.3 to the Corporation's Registration Statement on Form S-1 filed July 26, 1992 (File
               No. 333-08995).

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

        10.7 2002 Long-Term Incentive Plan of the Corporation, incorporated herein by reference as Exhibit 99 to the Corporation's Registration Statement on Form S-8 filed December 3, 2002 (File No. 333-101619).

        21 Subsidiaries of Premier Community Bankshares, Inc., incorporated by reference herein by reference to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-18868).

        23     Consent of Yount, Hyde & Barbour, P.C.

        99.1 Financial Report of Premier Community Bankshares, Inc. including the following:

                -- Independent Auditor's Report of Yount, Hyde & Barbour, P.C. -- Consolidated Balance Sheets - December 31, 2002 and 2001
                -- Consolidated Statements of Income - Years ended December 31,
                   2002, 2001 and 2000
                -- Consolidated Statements of Changes in Shareholders' Equity -
                   Years Ended December 31, 2002, 2001 and 2000
                -- Consolidated Statements of Cash Flows - Years Ended December
                   31, 2002, 2001 and 2000
                -- Notes to Consolidated Financial Statements.