Form 10-Q
period 2003-03-31
PREMIER COMMUNITY BANKSHARES INC
filed 2003-05-15
CIK 854399

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                 [ ] Transition Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-18868

                       PREMIER COMMUNITY BANKSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    Virginia                           54-1560968
        (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)            Identification No.)

                 4095 Valley Pike                        22602
               Winchester, Virginia                    (Zip Code)
     (Address of Principal Executive Offices)

        Registrant's telephone number, including area code (540) 869-6600

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      4,562,584 shares of Common Stock, $1.00 par value, as of May 8, 2003

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

The following financial statements are provided at the page numbers indicated.

          Consolidated Balance Sheets
          As of March 31, 2003 and December 31, 2002...........................3

          Consolidated Statements of Income for
          The Three Months Ended March 31, 2003 and 2002.......................4

          Consolidated Statements of Changes in
          Shareholders' Equity for the Three Months Ended
          March 31, 2003 and 2002..............................................5

          Consolidated Statements of Cash Flow for the
          Three Months Ended March 31, 2003 and 2002...........................6

          Notes to Consolidated Financial Statements........................7-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................11-14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......15-16

Item 4.   Controls and Procedures.............................................16

Part II.  OTHER INFORMATION...................................................17

Item 1.   Legal Proceedings...................................................17

Item 2.   Changes in Securities and Use of Proceeds...........................17

Item 3.   Defaults Upon Senior Securities.....................................17

Item 4.   Submission of Matters to a Vote of Security Holders.................17

Item 5.   Other Information...................................................17

Item 6.   Exhibits and Reports on Form 8-K....................................17

Signature.....................................................................18

Certifications.............................................................19-20

                          ITEM 1. FINANCIAL STATEMENTS
                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
                           Consolidated Balance Sheets
                      (In Thousands, Except for Share Data)

                                                                    (Unaudited)
                                                                     March 31,    December 31,
                                                                       2003           2002
                                                                   ------------   ------------
Assets:
Cash and due from banks                                            $     23,284   $     22,719
Interest-bearing deposits in other banks                                    596          2,049
Federal funds sold                                                       24,452         19,017
Securities available for sale, at fair value                             14,198         15,276
Securities held to maturity (fair value: March 31, 2003,
 $10,288 December 31, 2002 $10,033)                                      10,165         10,020
Loans, net of allowance for loan losses of $3,525
 March 31, 2003, $3,340 December 31, 2002)                              332,972        312,554
Bank premises and equipment, net                                          8,587          7,660
Accrued interest receivable                                               1,643          1,645
Other real estate                                                            --             67
Other assets                                                              2,541          2,748
                                                                   ------------   ------------
                                                                   $    418,438   $    393,755
                                                                   ============   ============

Liabilities and Shareholders' Equity:
Liabilities:
   Deposits:
      Non-interest bearing demand deposits                         $     49,355   $     48,536
      Savings and interest-bearing demand deposits                      111,820        100,969
      Time deposits                                                     206,155        195,557
                                                                   ------------   ------------
         Total deposits                                                 367,330        345,062
Federal Home Loan Bank advances                                          11,000          9,000
Short-term borrowings                                                       295            535
Accounts payable and accrued expenses                                     1,584          2,138
Capital lease payable                                                       194            196
Trust Preferred Capital Notes                                             7,000          7,000
                                                                   ------------   ------------
                                                                   $    387,403   $    363,931
                                                                   ------------   ------------

Shareholders' Equity:
Preferred stock, Series A, 5% noncumulative, no par
 value; 1,000,000 shares authorized and unissued                   $         --   $         --
Common stock, $1 par value, 20,000,000 shares authorized
 March 31, 2003, 4,562,584 shares issued and outstanding;
 December 31, 2002, 4,555,484 shares issued and outstanding               4,562          4,555
Capital surplus                                                          15,020         14,977
Retained earnings                                                        11,127         10,023
Accumulated other comprehensive income                                      326            269
                                                                   ------------   ------------
   Total shareholders' equity                                            31,035         29,824
                                                                   $    418,438   $    393,755
                                                                   ============   ============

           See Accompanying Notes to Consolidated Financial Statements

                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
                        Consolidated Statements of Income
                      (In Thousands, Except for Share Data)

                                                                       (Unaudited)
                                                               For the Three Months Ended
                                                                         March 31,
                                                                   2003           2002
                                                               ------------   ------------
Interest and dividend income:
   Interest and fees on loans                                  $      5,905   $      4,795
   Interest on investment securities
      Nontaxable                                                         56             35
      Taxable                                                            87            106
   Interest and dividends on securities available for sale:
      Nontaxable                                                         41             17
      Taxable                                                            86            118
      Dividends                                                          10             23
   Interest on deposits in banks                                          6              1
   Interest on federal funds sold                                        59             95
                                                               ------------   ------------
         Total interest and dividend income                    $      6,250   $      5,190
                                                               ------------   ------------
Interest expense:
   Interest on deposits                                        $      1,985   $      1,891
   Interest on capital lease obligations                                  4              4
   Interest on borrowings                                               161            165
                                                               ------------   ------------
         Total interest expense                                $      2,150   $      2,060
                                                               ------------   ------------
         Net interest income                                   $      4,100   $      3,130
Provision for loan losses                                               240            210
                                                               ------------   ------------
      Net interest income after provision for loan losses      $      3,860   $      2,920
                                                               ------------   ------------
Noninterest income
   Service charges on deposit accounts                         $        362   $        327
   Commissions and fees                                                 194            159
   Other                                                                 46             55
                                                               ------------   ------------
         Total noninterest income                              $        602   $        541
                                                               ------------   ------------
Noninterest expense
   Salaries and employees                                      $      1,497   $      1,152
   Net occupancy expense of premises                                    158            127
   Furniture and equipment                                              218            124
   Other                                                                938            673
                                                               ------------   ------------
         Total noninterest expenses                            $      2,811   $      2,076
                                                               ------------   ------------
         Income before income taxes                            $      1,651   $      1,385
Provision for income taxes                                              547            456
                                                               ------------   ------------
         Net income                                            $      1,104   $        929
                                                               ============   ============

Average shares:
   Basic                                                          4,560,791      4,529,262
   Assuming dilution                                              4,680,790      4,585,660

Earnings per common per share:
   Basic                                                               0.24           0.21
   Assuming dilution                                                   0.24           0.20

           See Accompanying Notes to Consolidated Financial Statements

                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
            Consolidated Statement of Changes in Shareholders' Equity
               For the Three Months Ended March 31, 2003 and 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                                 Accumulated
                                                                                    Other                          Total
                                             Common       Capital    Retained   Comprehensive   Comprehensive   Shareholders'
                                              Stock       Surplus    Earnings       Income          Income         Equity
                                            ----------   ---------   --------   -------------   -------------   -------------
Balance December 31, 2001                   $    4,527   $  14,808   $  6,342   $          68                   $      25,745

Comprehensive Income
   Net income                                                             929                   $         929             929
   Other comprehensive income, net of tax                                   -                               -               -
   Unrealized gain on available for sale
    securities (net of tax $11)                                                 $         (22)            (22)            (22)
                                                                                                -------------
   Total comprehensive income                                                                   $         907
                                                                                                =============

Issuance of common stock-exercise of
 stock options (9,000 shares)                        9          36                                                         45

                                            ----------   ---------   --------   -------------   -------------   -------------
Balances - March 31, 2002                   $    4,536   $  14,844   $  7,271   $          46                   $      26,697
                                            ==========   =========   ========   =============   =============   =============

                                                                                 Accumulated
                                                                                    Other                          Total
                                             Common       Capital    Retained   Comprehensive   Comprehensive   Shareholders'
                                              Stock       Surplus    Earnings       Income          Income         Equity
                                            ----------   ---------   --------   -------------   -------------   -------------
Balance December 31, 2002                   $    4,555   $  14,977   $ 10,023   $         269                   $      29,824

Comprehensive Income
   Net income                                                           1,104                   $       1,104           1,104
   Other comprehensive income,
    net of tax                                                             --                              --              --
   Unrealized loss on available for
    sale securities (net of tax $29)                                                       57              57              57
                                                                                                -------------
   Total comprehensive income                                                                   $       1,161
                                                                                                =============

Issuance of common stock-exercise of
 stock options (7,100 shares)                        7          43                                                         50
                                            ----------   ---------   --------   -------------                   -------------
Balances - March 31, 2003                   $    4,562   $  15,020   $ 11,127   $         326                   $      31,035
                                            ==========   =========   ========   =============                   =============

           See Accompanying Notes to Consolidated Financial Statements

                          PREMIER COMMUNITY BANKSHARES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2003 and 2002
                            (In Thousands; Unaudited)

                                                                         2003           2002
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $      1,104   $        929
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and Amortization                                              199            105
   Net amortization on securities                                               3              4
   Provision for loan loss                                                    240            210
   Origination of loans available for sale                                     --         (1,662)
   Proceeds from sale of loans available for sale                              --          1,904
   Changes in assets and liabilities:
      (Increase) in other assets                                              (68)          (161)
      Decrease in accrued interest receivable                                   4            283
      Increase (Decrease)in accounts payable and accrued expenses             439           (160)
      Increase in interest expense payable                                      3            260
                                                                     ------------   ------------
Net cash provided by operating activities                            $      1,924   $      1,712
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments on
 securities held to maturity                                         $        558   $        479
Proceeds from maturities, calls and principal payments on
 securities available for sale                                              3,511          1,538
Purchase of securities available for sale                                  (1,256)        (4,517)
Purchase of securities held to maturity                                    (1,806)        (1,000)
Net (increase) in loans                                                   (20,658)       (18,226)
Purchase of bank premises and equipment                                    (1,118)          (232)
                                                                     ------------   ------------
Net cash used in investing activities                                $    (20,769)  $    (21,958)
                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits and interest bearing deposits        $     11,670   $     13,663
Net increase in certificates of deposits                                   10,598          7,727
Net decrease in borrowings                                                  1,760            (48)
Principal payments on capital lease obligation                                 (2)            (2)
Cash dividends paid                                                          (683)          (528)
Proceeds from issuance of common stock                                         50             45
                                                                     ------------   ------------
Net cash provided by financing activities                            $     23,393   $     20,857
                                                                     ------------   ------------

Increase in cash and cash equivalents                                $      4,548   $        611
Beginning                                                                  43,784         39,865
                                                                     ------------   ------------
Ending                                                               $     48,332   $     40,476
                                                                     ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
   Interest                                                          $      2,148   $      2,077
                                                                     ============   ============
   Income taxes                                                                --             --
                                                                     ============   ============
Change in unrealized gain on securities available for sale           $         86   $        (33)
                                                                     ============   ============

           See Accompanying Notes to Consolidated Financial Statements

                        PREMIER COMMUNITY BANKSHARES, INC

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
               For the Three Months Ended March 31, 2003 and 2002

Note 1.

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Incorporated ("Premier" or the "Corporation") for the periods ending March 31, 2003 and December 31, 2002, and the result of operations and cash flows for the three months ended March 31, 2003 and 2002. The statements should be read in conjunction with the Notes to Financial Statements included in Premier's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Stock Compensation Plan

        The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (dollars in thousands except per share amounts):

                                                         2003           2002
                                                     --------------------------
                                                            In Thousands
                                                     ------------   -----------
Net Income, as reported                              $      1,104   $       929
   Total stock-based compensation expense
    determined under fair value based method
    for all rewards                                           (29)          (32)
                                                     ------------   -----------
Pro forma net income                                 $      1,075   $       897
                                                     ============   ===========

Basic earnings per share
   As reported                                       $       0.24   $      0.21
                                                     ============   ===========
   Pro forma                                         $       0.24   $      0.20
                                                     ============   ===========

Diluted earnings per share
   As reported                                       $       0.24   $      0.20
                                                     ============   ===========
   Pro forma                                         $       0.23   $      0.20
                                                     ============   ===========

Note 2.

        The results of operations for the three month period ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Note 3. Securities

     Securities held to maturity as of March 31, 2003 are summarized as follows (in thousands):

                                                             Gross         Gross
                                             Amortized     Unrealized    Unrealized      Fair
                                               Cost          Gains        (Losses)       Value
                                           ------------------------------------------------------
                                                                March 31, 2003
                                           ------------------------------------------------------
U.S. Government and federal agencies       $      1,995   $         40   $       --   $     2,035
Obligations of state and
 political subdivisions                           5,380            178          (70)        5,488
Mortgage-backed securities                           40              1           --            41
Other                                             2,750             --          (26)        2,724
                                           ------------   ------------   ----------   -----------
                                           $     10,165   $        219   $      (96)  $    10,288
                                           ------------   ------------   ----------   -----------

        Securities available for sale as of March 31, 2003 are summarized as follows (in thousands):

                                                             Gross         Gross
                                             Amortized     Unrealized    Unrealized      Fair
                                               Cost          Gains        (Losses)       Value
                                           ------------------------------------------------------
                                                                March 31, 2003
                                           ------------------------------------------------------
U.S. Government and federal agencies       $      5,556   $        191   $       --   $     5,747
Obligations of state and                                                         --
 political subdivisions                           5,136            203           --         5,339
Corporate bonds                                     250             55           --           305
Mortgage-backed securities                        1,213             44           --         1,257
Other                                             1,550             --           --         1,550
                                           ------------   ------------   ----------   -----------
                                           $     13,705   $        493   $       --   $    14,198
                                           ============   ============   ==========   ===========

Note 4. Loans.

                                                            March 31,   December 31,
                                                              2003         2002
                                                                 (in thousands)
Loans secured by real estate:
   Construction and land development                        $   50,390  $     38,063
   Secured by farmland                                           3,986         2,774
   Secured by 1-4 family residential                            79,974        70,773
   Multi-family residential                                      7,816         6,258
   Nonfarm, nonresidential                                     114,122       123,478
Loans to farmers (except those secured by real estate)             271            42
Commercial loans (except those secured by real estate)          58,952        52,970
Loans to individuals (except those secured by real estate)      19,417        19,699
All other loans                                                  1,900         1,838
                                                            ----------  ------------
Total loans                                                 $  336,828  $     315,895

Less: Unearned income                                              331             1
      Allowance for loan losses                                  3,525         3,340
                                                            ----------  ------------
Loans, net                                                  $  332,972  $    312,554
                                                            ==========  ============

Impaired loans totaled $1.1 million at March 31, 2003 and December 31, 2002. No non-accrual loans were excluded from impaired loans at March 31, 2003.

Non-accrual loans excluded from impaired loans disclosure under FASB 114 amounted to $114 thousand at December 31, 2002.

Note 5. Reserve for Loan Losses.

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors including changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality, which includes the assessment of problem loans and an analysis of anticipated economic condition in the market area. An analysis of the allowance for loan losses, including charge-off activity, is presented below for the quarters ended March 31, 2003 and 2002.

                                                           March 31,
                                                       2003       2002
                                                     -------------------
                                                        (in thousands)
                                                     -------------------
Balance, beginning of period                         $  3,340   $  2,459
Less Charge-off's:
   Commercial                                              24         --
   Real estate-mortgage                                    --         --
   Real estate-construction                                --         --
   Consumer installment loans                              52        139
                                                     --------   --------
      Total                                          $     76   $    139

Plus Recoveries:
   Commercial                                        $     --   $      2
   Real estate-mortgage                                    --         --
   Real estate-construction                                --         --
   Consumer installment loans                        $     21         10
                                                     --------   --------
      Total                                          $     21   $     12

Additions charged to operating expense               $    240   $    210

Balance, end of period                               $  3,525   $  2,542
                                                     --------   --------

The following is a summary of information pertaining to risk elements and impaired loans for the periods ended March 31, 2003 and December 31, 2002.

                                                    March 31,   December 31,
                                                       2003         2002
                                                    ---------   ------------
Non-accrual loans                                   $     537   $        517
Loans past due 90 days or more and still accruing
 interest                                                 404            223
Restructured loans                                         --             --
                                                    ---------   ------------
                                                    $     941   $        740
                                                    ---------   ------------

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

Note 6. Earnings Per Share

Basic earnings per share          4,560,791    $ 0.24     4,529,262    $ 0.21
Effect of dilutive securities:
Stock options                       119,999                  56,398
                                 ----------              ----------
Diluted earnings per share        4,680,790    $ 0.24     4,585,660    $ 0.20
                                 ==========              ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Summary

General

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

        The Corporation and its subsidiaries, The Marathon Bank and Rockingham Heritage Bank, are engaged in the business of offering banking services to the general public. Premier offers checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Corporation also offers financial services, travelers' checks, safe deposit boxes, collection, notary public and other customary bank services (with the exception of trust services) to its customers. The three principal types of loans made by Premier are: (1) commercial and industrial loans; (2) real estate loans; and (3) loans to individuals for household, family and other consumer expenditures.

Critical Accounting Policies

        The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

        Premier's allowance for loan losses is determined by evaluating its loan portfolio on a quarterly basis. Particular attention is paid to individual loan performance, collateral values, borrower financial condition and overall economic conditions. The evaluation includes a close review of the internal watch list and other non-performing loans. Management uses three steps in calculating the balance of the reserve. The first step is the specific classification, which examines problem loans and applies a weight factor to each category. The weight factor is based upon historical data and the loans within each category are reviewed on a monthly basis to determine changes in their status. The second step applies a predetermined rate against total loans with unspecified reserves. Again, this rate is based upon experience and can change over time. The third step is an unallocated allowance which is determined by economic events and conditions that may have a real, but as yet undetermined, impact upon the portfolio. Each of these steps is based on data that can be subjective and the actual losses may be greater or less than the amount of the allowance. However, management feels that the allowance represents a reasonable assessment of the risk imbedded in the portfolio.

Net Income

        Net income for the quarter ending March 31, 2003 was $1.1 million compared to $929 thousand for the same period in 2002. This is an increase of $175 thousand or 18.8% over the same period 2002. The provision for income tax expense increased $91 thousand or 20.0% from $456 thousand in 2002 to $547 thousand in 2003. The return on assets was 1.12% for the first quarter of 2003 as compared to 1.21% for the same period 2002. Return on equity was 14.71% and 14.32% for the first quarter of 2003 and 2002, respectively.

Total Assets

        Total assets of Premier increased to $418.4 million at March 31, 2003 compared to $393.8 million at December 31, 2002 representing an increase of $24.7 million or 6.3%. Total loans at March 31, 2003, were $336.8 million of which $256.3 million were loans secured by real estate. The remaining loans consisted of $59.0 million in commercial loans, $19.4 million in consumer installment loans and $2.1 million in all other loans. Net loans at March 31, 2003 increased $20.4 million or 6.5% from the December 31, 2002 balance of $312.6 million. The loan to deposit ratio was 90.6% as of March 31, 2003 and 89.5% as of March 31, 2002. The loan growth has been generated by a strong local market that is diverse in several areas of the economy. Premier has also been able to increase its customer base due to recent mergers and consolidations of competitor offices in its market area.

        The investment portfolio decreased 3.7% to $24.4 million at March 31, 2003 compared to $25.3 million at December 31, 2002. The decrease in investments was chiefly the result of calls and maturities in the portfolio. Federal funds sold remained steady, increasing slightly to $24.5 million at March 31, 2003 from $19.0 million at December 31, 2002. Total earning assets increased by $23.7 million or 6.5% to $385.9 million from December 31, 2002.

Allowance for Loan Losses

        The allowance for loan losses, as of March 31, 2003, was $3.5 million. This is an increase of $185 thousand or 5.5% from December 31, 2002. This gives the Corporation a 1.05% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

        Total deposits increased to $367.3 million at March 31, 2003, from a balance of $345.1 million at December 31, 2002, which is an increase of $22.3 million or 6.5%. Non-interest bearing deposits have increased to $49.4 million as of March 31, 2003, an increase of $819 thousand or 1.7% from December 31, 2002. During this period interest bearing checking and savings accounts increased $10.9 million or 10.7% to $111.8 million. The balance in time deposits was $206.2 million at the end of the first quarter reflecting an increase of $10.6 million or 5.4% over the end of the year. As of March 31, 2003 non-interest bearing deposits represented 13.4% of total deposits as compared to 14.1% at year-end 2002. Low cost interest bearing deposits including savings and interest bearing checking were 30.4% which represents an increase of 1.1% from the year-end December 31, 2002 balance. Time deposits represented 56.1% of total deposits at March 31, 2003, a decrease of 0.6% from 56.7% at year-end.

Shareholders' Equity

        Total equity has increased by $1.2 million or 4.1% since December 31, 2002. The increase was due to a net profit of $1.1 million for the first three months of 2003. Stock options totaling $50 thousand were exercised. Accumulated other comprehensive income increased $57 thousand, net of tax. The primary capital to assets ratio is 7.4%.

Interest Income

        Interest income totaled $6.3 million for the three months ending March 31, 2003, $1.1 million or 20.4% higher than the three months ending March 31, 2002. Interest and fees on loans comprise the vast majority of interest income with $5.9 million for the first three months of 2003. Interest income from investment securities dropped by $6 thousand from the first quarter of 2002 due to the decline in interest rates in 2002. Interest income on federal funds, the third major component of the bank's investments, decreased $36 thousand or 37.7%. Again, this decrease is a direct result of the decline in interest rates.

Interest Expense

        Total interest expense for the three months ending March 31, 2003 was $2.2 million, $90 thousand or 4.4% higher than the three months ending March 31, 2002. Interest on deposits for the three month period increased by $94 thousand or 5.0% over the same period in 2002. Interest on borrowings decreased by $4 thousand or 2.2% over the same period last year. Borrowings are generated through an agreement with the Federal Home Loan Bank. Additional funds were acquired through the issuance of Trust Preferred Securities in December 2002.

Net Interest Income

        Net interest income for the three months ending March 31, 2003 was $4.1 million, $971 thousand or 31% higher than the three months ending March 31, 2002. This increase is the result of the combination of the growth in earning assets of $23.7 million and a decline of 3.75% in the prime rate from 8.00% on March 31, 2002 to 4.25% as of March 31, 2003. The net interest margin increased by 7 basis points to 4.53% for the three months ending March 31, 2003 from 4.46% for the same period of 2002. The impact on the margin was mitigated to a certain extent because of Premier's liability sensitive status for interest bearing balances maturing or repricing within one year.

Other Income

        Total other income for the three months ending March 31, 2003 was $602 thousand, an increase of $61 thousand or 11.3% over the 2002 balance of $541 thousand. This was the result of fees charged for services such as overdraft charges, check fees and ATM fees due to an increasing number of customer accounts derived from a growing customer base.

Other Expenses

        Total other expenses for the three months ending March 31, 2003 were $2.8 million, $735 thousand or 35.4% higher than the three months ending March 31, 2002. Salary expense increased $345 thousand or 29.9%, and furniture and equipment expenses increased by $94 thousand over the same period in 2002. The net increase in other expenses is in part a result of additional staffing to handle the growth of the bank, the expenses associated with opening additional branches, and the costs involved in processing an increasing number of accounts and transactions. The Corporation's efficiency ratio was 57.5% through March 31, 2003 compared to 53.3% for the same period 2002.

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

Capital Resources

        The Corporation's risk-based capital position at March 31, 2003 was $37.7 million, or 11.3% of risk-weighted assets, for Tier I capital and $41.2 million, or 12.3% for total risk based capital. Tier I capital consists primarily of common shareholders' equity. Total risk-based capital includes the allowance for loan losses in addition to total shareholders equity. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Corporation's market risk is composed primarily of interest rate risk. The Corporation's Asset and Liability Management Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews the guidelines established by ALCO.

Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measure changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap which measures aggregate repricing values is less utilized since it does not effectively measure the earnings impact on the Corporation and is not addressed here. But earnings simulation and economic value models which more effectively the earnings impact are utilized by management on a regular basis and are explained below.

Earnings Simulation Analysis

Management uses simulation analysis to measure the sensitivity of net income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.

Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal trends and management's outlook as are the assumptions used to project the yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

The following table represents the interest rate sensitivity on net income for the Corporation using different rate scenarios as of December 31, 2002. There have been no material changes in qualitative and qualitative disclosures about market risk since this information was developed using December 31, 2002 data.

                              % Change in
Change in Prime Rate           Net Income
--------------------          -----------
+300 basis points                 +5.8%
+200 basis points                 +8.0%
+100 basis points                 +7.5%
Most Likely                         0
-100 basis points                 +2.9%
-200 basis points                 +0.8%
-300 basis points                -11.2%

Economic Value Simulation

Economic Value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation.

The following chart reflects the change in net market value by using December 31, 2002 data, over different rate environments with a one year horizon.

                              Change in Economic Value of Equity
Change in Prime Rate                (dollars in thousands)
--------------------          ----------------------------------
+300 basis points                             380
+200 basis points                             876
+100 basis points                           1,159
Most Likely                                   946
-100 basis points                           1,306
-200 basis points                             394
-300 basis points                          -2,603

ITEM 4. CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

           None.

Item 2. Change in Securities and Use of Proceeds.

           None

Item 3. Defaults upon Senior Securities.

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           None

Item 5. Other Information.

           None

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits

              99.1 Certification Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

        (b)   Reports on Form 8-K - None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PREMIER COMMUNITY BANKSHARES, INC.


DATE: 5/15/2003                     /s/ John K. Stephens
---------------                   -------------------------------------
                                  JOHN K. STEPHENS
                                  CHAIRMAN


DATE: 5/15/2003                     /s/ Donald L. Unger
---------------                   -------------------------------------
                                  DONALD L. UNGER
                                  PRESIDENT & CEO


DATE: 5/15/2003                     /s/ Frederick A. Board
---------------                   -------------------------------------
                                  FREDERICK A. BOARD
                                  CHIEF FINANCIAL OFFICER

                                 CERTIFICATIONS

I, Donald L. Unger, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Premier Community Bankshares;

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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5/15/2003                            /s/ Donald L. Unger
     ----------------                     -----------------------------------
                                          Donald L. Unger,
                                          President & Chief Executive Officer

                                 CERTIFICATIONS

I, Frederick A. Board, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Premier Community Bankshares;

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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5/15/2003                             /s/ Frederick A. Board
     ----------------                     -----------------------------------
                                          Frederick A. Board
                                          Senior Vice President & Chief
                                          Financial Officer

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------

99.1 Certification Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350