Form 10-Q
period 2003-06-30
PREMIER COMMUNITY BANKSHARES INC
filed 2003-08-14
CIK 854399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-18868

PREMIER COMMUNITY BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1560968
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4095 Valley Pike Winchester, Virginia	22602
(Address of Principal Executive Offices)	(Zip Code)

(540) 869-6600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

YES  ☒                NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Exchange Act.)

YES  ☐                NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,576,584, $1.00 par value, as of August 8, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements are provided at the page numbers indicated.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets

(In Thousands, Except for Share Data)

Assets:	(Unaudited) June 30, 2003	December 31, 2002
Cash and due from banks	$30,783	$22,719
Interest-bearing deposits in other banks	364	2,049
Federal funds sold	12,043	19,017
Securities available for sale, at fair value	15,223	15,276
Securities held to maturity (fair value: June 30, 2003, $9,829 December 31, 2002 $10,033)	9,651	10,020
Loans, net of allowance for loan losses of $3,764 June 30, 2003, $3,340 December 31, 2002	349,796	312,554
Bank premises and equipment, net	9,215	7,660
Accrued interest receivable	1,662	1,645
Other real estate	0	67
Other assets	2,704	2,748

	$431,441	$393,755

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$52,038	$48,536
Savings and interest-bearing demand deposits	114,200	100,969
Time deposits	211,934	195,557

Total deposits	378,172	345,062
Federal Home Loan Bank advances	11,000	9,000
Short-term borrowings	531	535
Accounts payable and accrued expenses	1,953	2,138
Capital lease payable	192	196
Trust Preferred Capital Notes	7,000	7,000

	$398,848	$363,931

Shareholders’ Equity:
Preferred stock, Series A, 5% noncumulative, no par value; 1,000,000 shares authorized and unissued	$0	$0
Common stock, $1 par value, 20,000,000 shares authorized June 30, 2003, 4,562,584 shares issued and outstanding; December 31, 2002, 4,555,484 shares issued and outstanding	4,562	4,555
Capital surplus	15,020	14,977
Retained earnings	12,573	10,023
Accumulated other comprehensive income	438	269

Total shareholders’ equity	32,593	29,824

	$431,441	$393,755

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income

(In Thousands, Except for Share Data)

	(Unaudited)		(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Interest and dividend income:
Interest and fees on loans	$6,256	$5,263	$12,161	$10,058
Interest on investment securities
Nontaxable	110	48	111	83
Taxable	24	107	166	213
Interest and dividends on securities available for sale:
Nontaxable	124	23	99	40
Taxable	13	123	165	241
Dividends	27	22	37	45
Interest on deposits in banks	0	3	3	4
Interest on federal funds sold	58	71	120	166

Total interest and dividend income	$6,612	$5,660	$12,862	$10,850

Interest expense:
Interest on deposits	$1,917	$1,887	$3,902	$3,778
Interest on capital lease obligations	4	4	8	8
Interest on borrowings	178	162	339	327

Total interest expense	$2,099	$2,053	$4,249	$4,113

Net interest income	$4,513	$3,607	$8,613	$6,737
Provision for loan losses	250	210	490	420

Net interest income after prov. for loan losses	$4,263	$3,397	$8,123	$6,317

Noninterest income
Service charges on deposit accounts	$731	$345	$1,093	$672
Commissions and fees	251	151	445	310
Other	77	39	123	94

Total noninterest income	$1,059	$535	$1,661	$1,076

Noninterest expense
Salaries and employee benefits	$1,627	$1,250	$3,124	$2,402
Net occupancy expense of premises	146	130	304	257
Furniture and equipment	163	137	381	261
Other	1,281	785	2,219	1,458

Total noninterest expenses	$3,217	$2,302	$6,028	$4,378

Income before income taxes	$2,105	$1,630	$3,756	$3,015

Provision for income taxes	659	533	1,206	989

Net income	$1,446	$1,097	$2,550	$2,026

Average shares:
Basic	4,562,584	4,536,484	4,561,692	4,533,600
Assuming dilution	4,694,407	4,599,175	4,687,603	4,593,145

Earnings per common share:
Basic	$0.32	$0.24	$0.56	$0.45
Assuming dilution	0.31	0.24	0.54	0.44

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2003 and 2002

(In Thousands)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Shareholders’ Equity

Balance December 31, 2001	$4,527	$14,808	$6,342	$68		$25,745
Comprehensive Income
Net income			2,026		2,026	2,026
Other Comprehensive Income, unrealized gain on available for sale securities (net of tax $38)				74	74	74

Total comprehensive income					$2,100

Issuance of common stock- exercise of stock options (9,000 shares)	9	36				45

Balances—June 30, 2002	$4,536	$14,844	$8,368	$142		$27,890

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Shareholders’ Equity

Balance December 31, 2002	$4,555	$14,977	$10,023	$269		$29,824
Comprehensive Income
Net income			2,550		$2,550	2,550
Other Comprehensive Income, unrealized gain on available for sale securities (net of tax $86)				169	169	169

Total comprehensive income					$2,719

Issuance of common stock- exercise of stock options (7,100 shares)	7	43				50

Balances – June 30, 2003	$4,562	$15,020	$12,573	$438		$32,593

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002

(In Thousands)

(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,550	$2,026
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	7	28
Depreciation	409	180
Net amortization and (accretion) on securities	7	27
Provision for loan losses	490	420
Origination of loans available for sale	—	(3,411)
Proceeds from sale of loans available for sale	—	3,871
Changes in assets and liabilities:
(Increase) in other assets	(55)	(415)
(Increase) in accrued interest receivable	(17)	(229)
Increase (Decrease) in accounts payable and accrued expenses	585	(41)
Increase (Decrease) in interest expense payable	(9)	83

Net cash provided by operating activities	$3,967	$2,539

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments on securities held to maturity	$1,069	$488
Proceeds from maturities, calls and principal payments on securities available for sale	3,732	4,715
Purchase of securities available for sale	(2,341)	(6,572)
Purchase of securities held to maturity	(1,806)	(1,450)
Net (increase) in loans	(37,732)	(45,832)
Purchase of bank premises and equipment	(1,953)	(910)

Net cash used in investing activities	$(39,031)	$(49,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in interest bearing deposits	$29,608	$38,408
Net increase (decrease) in non interest bearing deposits	3,502	(857)
Net increase in borrowings	1,996	2,033
Principal payments on capital lease obligation	(4)	(4)
Cash dividends paid	(683)	(543)
Proceeds from issuance of common stock	50	45

Net cash provided by financing activities	$34,469	$39,082

Decrease in cash and cash equivalents	$(595)	$(7,940)
Beginning	43,785	39,865

Ending	$43,190	$31,925

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$4,264	$4,343

Income taxes	$1,206	$1,165

Unrealized gain on securities available for sale	$255	$112

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) for the periods ending June 30, 2003 and December 31, 2002, and the results of operations and cash flows for the six months ended June 30, 2003 and 2002. The statements should be read in conjunction with the Notes to Financial Statements included in Premier’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

The results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2. Stock Compensation Plan

The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued toEmployees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-BasedCompensation, to stock-based compensation (dollars in thousands except per share amounts):

	Six Months Ended June 30,
	2003	2002
	In Thousands

Net Income, as reported	$2,550	$2,026
Total stock-based compensation expense determined under fair value based method for all rewards	(58)	(88)

Pro forma net income	$2,492	$1,938

Basic earnings per share
As reported	$0.56	$0.45

Pro forma	$0.55	$0.43

Diluted earnings per share
As reported	$0.54	$0.44

Pro forma	$0.53	$0.42

Note 3. Securities

The amortized cost and fair values of the securities held to maturity as of June 30, 2003, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2003
	(In Thousands)
U.S. Government and federal agencies	$1,596	$34	$0	$1,630
Obligations of state and political subdivisions	$5,279	$266	$0	5,545
Mortgage-backed securities	$929	($65)	$0	864
Other	$2,748	$17	($139)	2,626

	$10,552	$252	($139)	$10,665

Securities available for sale as of June 30, 2003 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2003
	(In Thousands)
U.S. Government and federal agencies	$5,548	$200	$0	$5,748
Obligations of state and political subdivisions	6,057	$366	0	6,423
Corporate Bonds	250	$63	0	313
Mortgage-backed securities	1,001	$35	0	1,036
Restricted Securities	1,703	$0	0	1,703

	$14,559	$664	$0	$15,223

Note 4. Loans.

The consolidated loan portfolio is composed of the following:

	June 30, 2003	December 31, 2002
	(In Thousands)
Loans secured by real estate:
Construction and land development	57,271	38,063
Secured by farmland	5,106	2,774
Secured by 1-4 family residential	87,824	70,773
Multi-family residential	15,558	6,258
Nonfarm, nonresidential	117,176	123,478
Loans to farmers (except those secured by real estate)	264	42
Commercial loans (except those secured by real estate)	45,784	52,970
Loans to individuals (except those secured by real estate)	18,960	19,699
All other loans	5,995	1,838

Total loans	$353,938	$315,895

Less: Unearned income	378	1
Allowance for loan losses	3,764	3,340
Loans, net	$349,796	$312,554

Impaired loans totaled $575 thousand and $1.1 million at June 30, 2003 and December 31, 2002, respectively. Non-accrual loans excluded from impaired loans disclosure under FASB 114 amounted to $43 thousand and $114 thousand at June 30, 2003 and December 31, 2002, respectively.

Note 5. Reserve for Loan Losses.

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors including changes in the character and size of the loan portfolio and related loan experience, a review and examination of overall loan quality which includes the assessment of problem loans and an analysis of anticipated economic condition in the market area. An analysis of the allowance for loan loss, including charge-off activity, is presented below for the six months ended June 30, 2003 and 2002.

	June 30,
(In thousands)	2003	2002

Balance, beginning of period	$3,340	$2,459
Less Charge-off’s:
Commercial	27	20
Real estate-mortgage	0	0
Real estate-construction	0	0
Credit Cards	10	0
Consumer installment loans	64	167

Total	$101	$187

Plus Recoveries:
Commercial	$3	$8
Real estate-mortgage	0	0
Real estate-construction	0	0
Credit Cards	1	0
Consumer installment loans	31	16

Total	$35	$24

Additions charged to operating expense	$490	$420

Balance, end of period	$3,764	$2,716

The following is a summary of information pertaining to risk elements and impaired loans for the periods ended June 30, 2003 and December 31, 2002.

	June 30,	December 31,
	2003	2002
	(In Thousands)
Non-accrual loans	$618	$631
Loans past due 90 days or more and still accruing interest	236	223
Restructured loans	0	0

	$854	$854

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well–secured and in process of collection. Loans are placed on non-accrual at an earlier date or charged off if collection of principal or interest is considered doubtful.

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

Note 6. Earnings Per Share

	For the Six Months Ended:
	June 30, 2003		June 30, 2002
	Shares	Amount	Shares	Amount
Basic earnings per share	4,561,692	$0.56	4,533,600	$0.45

Effect of dilutive securities:
Stock options	125,911		59,545

Diluted earnings per share	4,687,603	$0.54	4,593,145	$0.44

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary

General

Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) is a Virginia multi-bank holding company headquartered in Winchester, Virginia. The Corporation owns The Marathon Bank as well as Rockingham Heritage Bank and its subsidiary, RHB Services, Inc. Rockingham Heritage Bank and its subsidiary were merged into Premier in a pooling of interests transaction consummated on November 20, 2000. Concurrent with the merger, Marathon Financial Corporation changed its name to Premier Community Bankshares, Inc. The consolidated statements include the accounts of Premier and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated.

The Corporation and its subsidiaries, The Marathon Bank and Rockingham Heritage Bank, are engaged in the business of offering banking services to the general public. Premier offers checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Corporation also offers financial services, travelers’ checks, safe deposit boxes, collection, notary public and other customary bank services (with the exception of trust services) to its customers. The three principal types of loans made by Premier are: (1) commercial and industrial loans; (2) real estate loans; and (3) loans to individuals for household, family and other consumer expenditures.

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

Net Income

Net income for the quarter ending June 30, 2003 was $1.4 million compared to $1.1 million for the same period in 2002. This is an increase of $349 thousand or 31.8% over the same period 2002. The provision for income tax expense increased $126 thousand from $533 thousand in 2002 to $659 thousand in 2003. The annualized return on assets was 1.37% for the second quarter of 2003 as compared to 1.31% for the same period of 2002. Annualized return on equity was 18.25% and 16.02% for the second quarters of 2003 and 2002, respectively.

Net income for the six months ending June 30, 2003 was $2.6 million compared to $2.0 million for the same period in 2002. This is an increase of $524 thousand or 25.9% over the same period 2002. The provision for income tax expense increased $217 thousand from $989 thousand in 2002 to $1.2 million in 2003. The annualized return on assets was 1.25% for the first six months of 2003 as compared to 1.28% for the same period 2002. For the first half of 2003 the annualized return on equity was 16.52% up from 15.24% for 2002.

Total Assets

Total assets of Premier increased to $431.4 million at June 30, 2003 compared to $393.8 million at December 31, 2002 representing an increase of $37.7 million or 9.6%. Total loans at June 30, 2003, were $353.6 million of which $282.9 million were loans secured by real estate. The remaining loans consisted of $45.8 million in commercial loans, $19.0 million in consumer installment loans and $6.3 million in all other loans. Net loans at June 30, 2002, were $349.8 million, an increase of $37.2 million or 11.9% from the December 31, 2002 balance of $312.6 million. The loan to deposit ratio was 93.5% as of June 30, 2003 and 91.5% as of December 31, 2002. Steady loan demand in an expanding market generated the loan growth experienced for the first six months of 2003.

The investment portfolio decreased 1.7% to $24.9 million at June 30, 2003 compared to $25.3 million at December 31, 2002. Federal funds sold decreased $7.0 million to $12.0 million at June 30, 2003 compared to $19.0 million at December 31, 2002. The decline in federal funds sold was used to fund the net shortfall between loans and deposits during the first six months of 2003. Total interest earning assets increased $28.6 million or

7.89% from December 31, 2002 to June 30, 2003. This increase was primarily the result of the increase in outstanding loan balances.

Allowance for Loan Losses

The allowance for loan losses, as of June 30, 2003, was $3.8 million. This is an increase of $424 thousand or 12.7% from December 31, 2002. This gives the Corporation a 1.06% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

Total deposits increased to $378.2 million at June 30, 2003, from a balance of $345.1 million at December 31, 2002, which is an increase of $33.1 million or 9.6%. Non-interest bearing deposits have increased to $52.0 million as of June 30, 2003, an increase of $3.5 million or 7.2% from December 31, 2002. During this period interest bearing checking and savings accounts increased $13.2 million or 13.1% to $114.2 million. The balance in time deposits was $211.9 million at the end of the second quarter reflecting an increase of $16.4 million or 8.4% over the end of the year. As of June 30, 2003 non-interest bearing deposits represented 13.8% of total deposits as compared to 14.1% at year-end 2002. Low cost interest bearing deposits including savings and interest bearing checking were 30.2% of total deposits. Time deposits represented 56.0% of total deposits at June 30, 2003, down from 56.7% at year-end. The increase in time deposits is the result of Premier’s ability to offer competitive rates in its market area.

Shareholders’ Equity

Total equity has increased by $2.8 million or 9.3% since December 31, 2002. The increase was due to a $2.6 million net profit for the first six months plus exercised stock options of $50 thousand and an increase of $169 thousand in accumulated other comprehensive income. The primary capital to assets ratio is 7.6%.

Interest Income

Interest income totaled $12.9 million for the six months ending June 30, 2003, $2.0 million or 18.5% higher than the six months ending June 30, 2002. Interest and fees on loans of $12.2 million comprise the vast majority of interest income. Interest income from investment securities was $578 thousand for the first six months of 2003, a decrease of $44 thousand or 7.1% from the same period 2002. Interest income on federal funds, the third major component of the bank’s investments, decreased $46 thousand or 27.7%. The decline in interest earned on federal funds balance was the result of decreased fed funds balances, as those funds were converted to meet loan demand.

Interest Expense

Total interest expense for the six months ending June 30, 2003 was $4.2 million, $136 thousand or 3.3% higher than the six months ending June 30, 2002. Interest on deposits for the six-month period increased by $124 thousand or 3.3% over the same period in 2002. Interest on borrowings increased by $12 thousand or 3.7% over the same period last year.

Net Interest Income

Net interest income for the six months ending June 30, 2003 was $8.6 million, $1.9 million or 27.8% higher than the six months ending June 30, 2002. This increase is the result of the growth in earning assets of $73.9 million from June 2002. The combination of growth and rate changes had the effect of decreasing the net interest margin from 4.66% for the six months ending June 30, 2002 to 4.59% for the same period of 2003. Premier is liability sensitive for interest bearing balances repricing or maturing within one year.

Other Income

Total other income for the six months ending June 30, 2003 was $1.7 million, an increase of $585 thousand or 54.4% over the 2002 balance of $1.1 million. This was the result of service charges and fees for overdraft charges, check fees and ATM fees due to an increasing number of customer accounts and the addition of an overdraft protection program.

Other Expenses

Total other expenses for the six months ending June 30, 2003 were $6.0 million, $1.7 million or 37.7% higher than the six months ending June 30, 2002. Salary expense increased $722 thousand or 30.1%, and other expense increased by $761 thousand over the same period in 2002. The net increase in other expenses is in part a result of additional staffing to handle the growth of the bank and the costs involved in processing an increasing number of accounts and transactions. The Marathon Bank also incurred additional salary and occupancy expenses related to the opening of a new branch in Winchester, Virginia in April 2003. The Corporation’s efficiency ratio was 58.26% through June 30, 2003 compared to 54.4% for the same period 2002.

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

Capital Resources

The Corporation’s risk-based capital position at June 30, 2002 was $39.2 million, or 11.29% of risk-weighted assets, for Tier I capital and $42.9 million, or 12.38% for total risk based capital. Tier I capital consists primarily of common shareholders’ equity and Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to Tier 1 Capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%. The Corporation’s issuance of $7.0 million in Trust Preferred

Capital Notes in the fourth quarter of 2001 is included in the Tier 1 capital base, and will serve as a long-term source of funding.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standard Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement NO. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation’s consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Corporation’s market risk is composed primarily of interest rate risk. The Corporation’s Asset and Liability Management Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. The Board of Directors reviews the guidelines established by ALCO.

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

Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal trends and management’s outlook as are the assumptions used to project the yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

The following table represents the interest rate sensitivity on net income for the Corporation using different rate scenarios as of March 31, 2003, the most recent date for which an analysis is available. There have been no material changes in qualitative and qualitative disclosures about market risk since this information was developed using March 31, 2003 data.

Change in Prime Rate	% Change in Net Income
+300 basis points	+8.5%
+200 basis points	+9.2%
+100 basis points	+7.5%
Most Likely	0
-100 basis points	+0.5%
-200 basis points	-5.0%
-300 basis points	-18.5%

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

The following chart reflects the change in net market value by using March 31, 2003 data, over different rate environments with a one-year horizon.

Change in Prime Rate	Change in Economic Value of Equity (dollars in thousands)
+300 basis points	1,931
+200 basis points	2,316
+100 basis points	2,498
Most Likely	2,535
-100 basis points	3,018
-200 basis points	1,751
-300 basis points	(-1,473)

Item 4. Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of June 30, 2003, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Change in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Premier Community Bankshares, Inc. held its Annual Meeting of Shareholders on Tuesday, May 6, 2003 in Front Royal, Virginia.
(b)	Not Applicable
(c)	At the Annual Meeting, the shareholders were asked to vote on the election of three of the directors of the Company, and to ratify the appointment of the firm Yount, Hyde & Barbour, PC as the independent auditors for the fiscal year ending December 31, 2003.

The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD
Stephen T. Heitz	3,620,513	80,775
John K. Stephens	3,621,882	79,406
Donald L. Unger	3,622,648	78,640

The votes cast for, against or abstain to approve the ratification of Yount, Hyde & Barbour as independent auditors for the fiscal year ending December 31, 2003.

NAME	FOR	AGAINST	ABSTAIN
Independent Auditors—Yount, Hyde & Barbour, PC	3,666,026	23,027	12,235

(d)	Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K—None

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER COMMUNITY BANKSHARES, INC.

DATE: August 12, 2003	/s/ JOHN K. STEPHENS JOHN K. STEPHENS CHAIRMAN

DATE: August 12, 2003	/s/ DONALD L. UNGER DONALD L. UNGER PRESIDENT & CEO

DATE: August 12, 2003	/s/ FREDERICK A. BOARD FREDERICK A. BOARD CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350