Form 10-Q
period 2003-09-30
PREMIER COMMUNITY BANKSHARES INC
filed 2003-11-14
CIK 854399

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

__X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2003

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

Commission file number:       0-18868

                       PREMIER COMMUNITY BANKSHARES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                  Virginia                               54-1560968
       -------------------------------      -----------------------------------
        (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
      Of Incorporation or Organization)

              4095 Valley Pike
            Winchester, Virginia                           22602
      --------------------------------                   ----------
  (Address of Principal Executive Offices)               (Zip Code)


                                 (540) 869-6600

              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES__X__ NO______

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES______ NO___X___

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,590,584, $1.00 par value, as of November 12, 2003.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

            The following financial statements are provided at the page numbers indicated.

            Consolidated Balance Sheets as of
            September 30, 2003 and December 31, 2002...........................3

            Consolidated Statements of Income for
            the Three Months Ended and Nine Months Ended
            September 30, 2003 and 2002........................................4

            Consolidated Statements of Changes in
            Shareholders' Equity for the Nine Months
            Ended September 30, 2003 and 2002..................................5

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2003 and 2002......................6

            Notes to Consolidated Financial Statements......................7-11


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................11-16

Item 3.  Quantitative and Qualitative
         Disclosures about Market Risk.....................................16-17

Item 4.  Controls and Procedures..............................................18

Part II.  OTHER INFORMATION...................................................19


Signatures....................................................................20

                           PART I. FINANCIAL INFORMATION

                            Item 1. FINANCIAL STATEMENTS
                     PREMIER COMMUNITY BANKSHARES, INCORPORATED
                            Consolidated Balance Sheets
                       (In Thousands, Except for Share Data)

                                                                                      (Unaudited)
                                                                                      September 30,            December 31,
                                                                                           2003                     2002
Assets:                                                                             -------------------------------------
Cash and due from banks                                                                   $22,057                  $22,719
Interest-bearing deposits in other banks                                                      285                    2,049
Federal funds sold                                                                         30,888                   19,017
Securities available for sale, at fair value                                               15,075                   15,276
Securities held to maturity (fair value: September 30, 2003,
       $9,032;  December 31, 2002, $10,033)                                                 9,296                   10,020
Loans, net of allowance for loan losses of $3,965,
       September 30, 2003; $3,340, December 31, 2002                                      359,290                  312,554
Bank premises and equipment, net                                                            9,955                    7,660
Accrued interest receivable                                                                 1,662                    1,645
Other real estate                                                                              67                       67
Other assets                                                                                3,212                    2,748
                                                                                     -------------------------------------

                                                                                         $451,787                 $393,755
                                                                                     =====================================


Liabilities and Shareholders' Equity:
Liabilities:
     Deposits:
          Non-interest bearing demand deposits                                            $57,339                  $48,536
          Savings and interest-bearing demand deposits                                    124,106                  100,969
          Time deposits                                                                   209,900                  195,557
                                                                                     -------------------------------------
                 Total deposits                                                           391,345                  345,062
Federal Home Loan Bank advances                                                            11,000                    9,000
Short-term borrowings                                                                         315                      535
Accounts payable and accrued expenses                                                       1,960                    2,138
Capital lease payable                                                                         190                      196
Trust Preferred Capital Notes                                                              13,000                    7,000
                                                                                     -------------------------------------
                                                                                         $417,810                 $363,931
                                                                                     -------------------------------------


Shareholders' Equity:
Preferred stock, Series A, 5% noncumulative, no par
     value; 1,000,000 shares authorized and unissued                                           $0                       $0
Common stock, $1 par value, 20,000,000 shares authorized
     Sept 30, 2003, 4,590,584 shares issued and outstanding;
     December 31, 2002, 4,555,484 shares issued and outstanding                             4,590                    4,555
Capital surplus                                                                            15,150                   14,977
Retained earnings                                                                          14,029                   10,023
Accumulated other comprehensive income                                                        208                      269
                                                                                     -------------------------------------
      Total shareholders' equity                                                           33,977                   29,824

                                                                                         $451,787                 $393,755
                                                                                     =====================================



            See Accompanying Notes to Consolidated Financial Statements

          PREMIER COMMUNITY BANKSHARES, INCORPORATED
              Consolidated Statements of Income
            (In Thousands, Except for Share Data)


                                                                              (Unaudited)                       (Unaudited)
                                                                          For the Quarter Ended           For the Nine Months Ended
                                                                              September 30,                     September 30,
                                                                           2003            2002             2003             2002
                                                                         ----------------------------------------------------------
Interest and dividend income:
   Interest and fees on loans                                            $ 6,368          $ 5,638         $ 18,529         $ 15,696
   Interest on investment securities
      Nontaxable                                                              (3)              56              163              139
      Taxable                                                                139               73              250              286
   Interest and dividends on securities available for sale:
      Nontaxable                                                              (2)              29              163               69
      Taxable                                                                140              137              239              378
      Dividends                                                               13               14               50               59
   Interest on deposits in banks                                               0                7                3               11
   Interest on federal funds sold                                             61               51              181              217
                                                                         ----------------------------------------------------------
          Total interest and dividend income                             $ 6,716          $ 6,005         $ 19,578         $ 16,855
                                                                         ----------------------------------------------------------

Interest expense:
   Interest on deposits                                                  $ 1,857          $ 1,969          $ 5,759          $ 5,747
   Interest on capital lease obligations                                       4                4                0               12
   Interest on borrowings                                                    179              171              518              498
                                                                         ----------------------------------------------------------
          Total interest expense                                         $ 2,040          $ 2,144          $ 6,277          $ 6,257
                                                                         ----------------------------------------------------------

          Net interest income                                            $ 4,676          $ 3,861         $ 13,289         $ 10,598
Provision for loan losses                                                    225              385              715              805
                                                                         ----------------------------------------------------------
     Net interest income after provision for loan losses                 $ 4,451          $ 3,476         $ 12,574          $ 9,793
                                                                         ----------------------------------------------------------

Noninterest income
   Service charges on deposit accounts                                     $ 739            $ 397          $ 1,832          $ 1,069
   Commissions and fees                                                      188              171              633              481
   Other                                                                      65               90              188              184
                                                                         ----------------------------------------------------------
          Total noninterest income                                         $ 992            $ 658          $ 2,653          $ 1,734
                                                                         ----------------------------------------------------------

Noninterest expense
    Salaries and employee benefits                                       $ 1,726          $ 1,327          $ 4,850          $ 3,729
    Net occupancy expense of premises                                        180              143              484              400
    Furniture and equipment                                                  223              154              604              415
    Other                                                                  1,169              809            3,388            2,267
                                                                         ----------------------------------------------------------
          Total noninterest expenses                                     $ 3,298          $ 2,433          $ 9,326          $ 6,811
                                                                         ----------------------------------------------------------

          Income before income taxes                                     $ 2,145          $ 1,701          $ 5,901          $ 4,716

Provision for income taxes                                                   689              554            1,895            1,543
                                                                         ----------------------------------------------------------

          Net income                                                     $ 1,456          $ 1,147          $ 4,006          $ 3,173
                                                                         ==========================================================

Average shares:
    Basic                                                              4,578,258        4,536,506        4,567,275        4,534,579
    Assuming dilution                                                  4,731,853        4,700,779        4,702,414        4,629,033

Earnings per common share:
    Basic                                                                   0.32             0.25             0.88             0.70
    Assuming dilution                                                       0.31             0.24             0.85             0.69

           See Accompanying Notes to Consolidated Financial Statements

                   PREMIER COMMUNITY BANKSHARES, INCORPORATED
            Consolidated Statement of Changes in Shareholders' Equity
              For the Nine Months Ended September 30, 2003 and 2002
                                 (In Thousands)
                                   (Unaudited)

                                                                                      Accumulated
                                                                                          Other                           Total
                                                 Common       Capital     Retained    Comprehensive   Comprehensive   Shareholders'
                                                  Stock       Surplus     Earnings        Income          Income          Equity
                                                -----------------------------------------------------------------------------------

Balance December 31, 2001                        $4,527       $ 14,808    $ 6,342             $ 68                        $ 25,745

Comprehensive Income
  Net income                                                                3,173                             3,173          3,173
  Other Comprehensive Income, unrealized
     gain on available for sale securities
     (net of tax $38)                                                                          200              200            200
                                                                                                            -------
  Total comprehensive income                                                                                $ 3,373
                                                                                                            =======

Issuance of Common Stock-exercise
 of stock options (11,000 shares)                    11             49                                                          60
                                                ---------------------------------------------------                      ----------
Balances - September 30, 2002                    $4,538       $ 14,857    $ 9,515            $ 268                        $ 29,178
                                                ===================================================                      ==========

                                                                                      Accumulated
                                                                                          Other                           Total
                                                 Common       Capital     Retained    Comprehensive   Comprehensive   Shareholders'
                                                  Stock       Surplus     Earnings        Income          Income          Equity
                                                -----------------------------------------------------------------------------------

Balance December 31, 2002                        $4,555       $ 14,977    $10,023            $ 269                        $ 29,824

Comprehensive Income
  Net income                                                                4,006                           $ 4,006          4,006
  Other Comprehensive Income, unrealized
     loss on available for sale securities
     (net of tax -$31)                                                                         (61)             (61)           (61)
                                                                                                            -------
  Total comprehensive income                                                                                $ 3,945
                                                                                                            =======

Issuance of common stock-
     exercise of stock options
     (35,000 shares)                                 35            173                                                         208

                                                ---------------------------------------------------                      ----------
Balances - September 30, 2003                    $4,590       $ 15,150    $14,029            $ 208                        $ 33,977
                                                ===================================================                      ==========

            See Accompanying Notes to Consolidated Financial Statements

                                PREMIER COMMUNITY BANKSHARES
                            Consolidated Statements of Cash Flows
                    For the Nine Months Ended September 30, 2003 and 2002
                                       (In Thousands)
                                         (Unaudited)

                                                              2003        2002
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  4,006    $  3,173
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Amortization                                                 --            23
  Depreciation                                                  430         290
  Net amortization and (accretion) on securities                 12          40
  Provision for loan loss                                       715         805
  Change in loans held for sale                                --           471
  Changes in assets and liabilities:
    (Increase) in other assets                                 (139)       (836)
    (Increase) Decrease in accrued interest receivable           17        (264)
    Increase in accounts payable and accrued expenses            79          94
    Increase in interest expense payable                         99         184
                                                           --------    --------
Net cash provided by operating activities                  $  5,219       3,980


CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments
  on securities held to maturity                           $  4,485    $  1,540
Proceeds from maturities, calls and principal payments
  on securities available for sale                            1,186       4,805
Purchase of securities available for sale                    (1,836)     (7,070)
Purchase of securities held to maturity                      (3,040)     (2,274)
Net (increase) in loans                                     (47,451)    (68,857)
Purchase of bank premises and equipment                      (2,699)     (1,421)
                                                           --------    --------
Net cash used in investing activities                      $(49,355)   $(73,277)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and interest bearing deposits       $ 31,940    $ 27,436
Net increase in certificates of deposits                     14,343      39,825
Net increase (decrease) in borrowings                         7,780         (47)
Principal payments on capital lease obligation                   (6)         (5)
Cash dividends paid                                            (683)       (543)
Proceeds from issuance (repurchase) of common stock             208          60
                                                           --------    --------
Net cash provided by financing activities                  $ 53,582    $ 66,726
                                                           --------    --------

Increase (decrease) in cash and cash equivalents           $  9,446    $ (2,571)
Beginning                                                    43,784      39,865
                                                           --------    --------
Ending                                                     $ 53,230    $ 37,294
                                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
   Interest                                                $  6,280    $  6,522
                                                           ========    ========

   Income taxes                                            $  1,650    $  1,785
                                                           ========    ========

Unrealized gain (loss) on securities available for sale    $    (93)   $    238
                                                           ========    ========

           See Accompanying Notes to Consolidated Financial Statements

                       PREMIER COMMUNITY BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Inc. ("Premier" or the "Corporation") for the periods ending September 30, 2003 and December 31, 2002, and the results of operations for the quarters and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The statements should be read in conjunction with the Notes to Financial Statements included in Premier's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.



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

                                               Nine Months Ended:
                                                    September
                                               2003          2002
                                              ---------------------
                                                  (In Thousands)
                                              ---------------------

Net income, as reported                       $ 4,006       $ 3,173
Total stock-based compensation expense
determined under fair value based method
for all rewards                                  (133)          (95)
                                              --------      -------
Pro forma net income                          $ 3,873       $ 3,078
                                              ========      =======

Basic earnings per share
  As reported                                 $ 0.88        $ 0.70
                                              =======       =======
  Pro forma                                   $ 0.85        $ 0.67
                                              =======       =======

Diluted earnings per share
  As reported                                 $ 0.85        $ 0.69
                                              =======       =======
  Pro forma                                   $ 0.84        $ 0.65
                                              =======       =======

Note 3.  Securities

Securities held to maturity as of September 30, 2003 are summarized as follows (in thousands):


                                                     Gross              Gross
                                Amortized         Unrealized         Unrealized             Fair
                                   Cost              Gains             (Losses)            Value
                               ------------------------------------------------------------------
                                                         September 30, 2003
                                                           (In Thousands)
                               ------------------------------------------------------------------
U.S. Government and
   federal agencies                $1,397                 $0               ($22)           $1,375
Obligations of state and
   political subdivisions           5,187                122               (242)            5,067
Mortgage-backed securities              0                  0                  0                 0
Other                               2,712                 17               (139)            2,590
                               ------------------------------------------------------------------
                                   $9,296               $139              ($403)           $9,032
                               ==================================================================


            Securities   available  for  sale  as  of  September  30,  2003  are
summarized as follows (in thousands):



                                                     Gross              Gross
                                Amortized         Unrealized         Unrealized             Fair
                                   Cost              Gains             (Losses)            Value
                               ------------------------------------------------------------------
                                                         September 30, 2003
                                                           (In Thousands)
                               ------------------------------------------------------------------
U.S. Government and
   federal agencies                $5,588               $148                 $0            $5,736
Obligations of state and                                   0
   political subdivisions           6,348                 81                  0             6,429
Corporate Bonds                       250                 62                  0               312
Mortgage-backed securities            741                 24                  0               765
Restricted Securities               1,833                  0                  0             1,833
                               ------------------------------------------------------------------
                                  $14,760               $315                 $0           $15,075
                               ==================================================================

Note 4. Loans.

The consolidated loan portfolio consists of the following:


                                                                September 30          December 31,
                                                                     2003                  2002
                                                               ------------------------------------
                                                                            (In Thousands)
                                                               ------------------------------------
Loans secured by real estate:
  Construction and land development                                    64,256               38,063
  Secured by farmland                                                   4,983                2,774
  Secured by 1-4 family residential                                    91,882               70,773
  Multi-family residential                                             12,559                6,258
  Nonfarm, nonresidential                                             116,707              123,478
Loans to farmers (except those secured by real estate)                    188                   42
Commercial loans (except those secured by real estate)                 47,537               52,970
Loans to individuals (except those secured by real estate)             22,027               19,699
All other loans                                                         3,116                1,838
                                                               ------------------------------------
Total loans                                                         $ 363,255            $ 315,895

Less:  Unearned income                                                      -                    1
       Allowance for loan losses                                        3,965                3,340
                                                               ------------------------------------
Loans, net                                                          $ 359,290            $ 312,554
                                                               ====================================

Impaired loans totaled $517 thousand and $1.1 million at September 30, 2003 and December 31, 2002, respectively. Non-accrual loans excluded from impaired loans disclosure under FASB 114 amounted to $44 thousand and $114 thousand at September 30, 2003 and December 31, 2002, respectively.



Note 5. Reserve for Loan Losses.

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors including changes in the character and size of the loan portfolio and related loan experience, a review and examination of overall loan quality which includes the assessment of problem loans and an analysis of anticipated economic condition in the market area. An analysis of the allowance for loan loss, including charge-off activity, is presented below for the nine months ended September 30, 2003 and 2002.

                                                          September 30,
         (In Thousands)                                2003          2002
                                                      --------------------

         Balance, beginning of period                 $3,340        $2,459
         Less Charge-off's:
                  Commercial                              27            20
                  Real estate-mortgage                     0             1
                  Real estate-construction                 0             0
                  Consumer installment loans             120           220
                                                      --------------------
                                   Total                $147          $241

         Plus Recoveries:
                  Commercial                              $8           $12
                  Real estate-mortgage                     0             0
                  Real estate-construction                 0             0
                  Consumer installment loans              49            34
                                                      --------------------
                                    Total                $57           $46

         Additions charged to operating expense         $715          $805

         Balance, end of period                       $3,965        $3,069
                                                      --------------------

The following is a summary of information pertaining to risk elements and impaired loans for the periods ended September 30, 2003 and December 31, 2002.


                                         September 30,          December 31,
                                             2003                   2002
                                         -----------------------------------
                                                    (In Thousands)
                                         -----------------------------------

         Non-accrual loans                    $561                   $631
         Loans past due 90 days or
         more and still accruing
         interest                            1,364                    223
         Restructured loans                      0                      0
                                         -----------------------------------
                                            $1,925                   $854
                                         -----------------------------------

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

Note 6.  Earnings Per Share


                                                                             For the Nine Months Ended:
                                                                    September 30,                   September 30
                                                                         2003                            2002
                                                              ------------------------------------------------------
                                                               Shares           Amount         Shares         Amount
                                                              ------------------------------------------------------

Basic earnings per share                                       4,567,275         $0.88       4,534,579         $0.70

Effect of dilutive securities:
Stock options                                                    134,028                        94,454

Diluted earnings per share                                     4,701,303         $0.85       4,629,033         $0.69


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary


General

     Premier Community Bankshares, Incorporated ("Premier" or the "Corporation") is a Virginia multi-bank holding company headquartered in Winchester, Virginia. The Corporation owns The Marathon Bank and Rockingham Heritage Bank and its subsidiary, RHB Services, Inc. Rockingham Heritage Bank and its subsidiary were merged into Premier in a pooling of interests transaction consummated on November 20, 2000. Concurrent with the merger, the Corporation changed its name from Marathon Financial Corporation to Premier Community Bankshares, Inc. The consolidated statements include the accounts of Premier and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated.

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

     The Corporation intends to organize a third bank in West Virginia, which will be named Premier Bank. The Corporation plans to locate Premier Bank's headquarters in Martinsburg and its initial branch office in Shepherdstown in West Virginia. It is expected that Premier Bank will open in the third quarter of 2004, after it receives a banking charter from West Virginia and insurance of accounts from the FDIC. Premier Bank will offer a wide variety of deposits and loans, including residential loans, commercial loans and commercial construction and development loans.

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

     Premier's allowance for loan losses is determined by evaluating its loan portfolio on a periodic basis. Marathon Bank evaluates its allowance monthly, while Rockingham Heritage Bank evaluates its allowance quarterly. Particular attention is paid to individual loan performance, collateral values, borrower financial condition and overall economic conditions. The evaluation includes a close review of the internal watch list and other non-performing loans. Management uses three steps in calculating the balance of the reserve. The first step is the specific classification which examines problem loans and applies a weight factor to each category. The weight factor is based upon historical data and the loans within each category are reviewed on a monthly basis to determine changes in their status. The second step applies a predetermined rate against total loans with unspecified reserves. Again, this rate is based upon experience and can change over time. The third step is an unallocated allowance which is determined by economic events and conditions that may have a real, but as yet undetermined, impact upon the portfolio. Each of these steps is based on data that can be subjective and the actual losses may be greater or less than the amount of the allowance. However, management feels that the allowance represents a reasonable assessment of the risk imbedded in the portfolio.


Net Income

     Net income for the quarter ended September 30, 2003 was $1.5 million compared to $1.1 million for the same period in 2002. This is an increase of $309 thousand or 26.9% over the same period in 2002. The provision for income tax expense increased $135 thousand from $554 thousand in 2002 to $689 thousand in 2003. The annualized return on assets was 1.31% for the third quarter of 2003 as compared to 1.27% for the same period in 2002. Annualized return on equity was 17.37% and 15.83% for the third quarters of 2003 and 2002, respectively.

     Net income for the nine months ended September 30, 2003 was $4.0 million compared to $3.2 million for the same period in 2002. This is an increase of $833 thousand or 26.3% over the same period 2002. The provision for income tax expense increased $352 thousand from $1.5 million in 2002 to $1.9 million in 2003. The annualized return on assets was 1.27% for the first nine months of 2003 as compared to 1.28% for the same period in 2002. For the first nine months of 2003 the annualized return on equity was 16.83% up from 15.51% for the same period in 2002.


Total Assets

     Total assets of Premier increased to $451.8 million at September 30, 2003 compared to $393.8 million at December 31, 2002 representing an increase of $58.0 million or 14.7%. Total loans at September 30, 2003, were $363.3 million, of which $290.4 million were loans secured by real estate. (Of the loans secured by real estate, $64.3 million were construction and land development loans.) The remaining loans consisted of $47.5 million in commercial loans, $22.0 million in consumer installment loans and $3 million in all other loans. Net loans at September 30, 2003, were $359.3 million, an increase of $46.7 million or 14.9% from the December 31, 2002 balance of $312.6 million. The loan to deposit ratio was 92.8% as of September 30, 2003 and 91.5% as of December 31, 2002. Steady loan demand in an expanding market generated the loan growth experienced for the first nine months of 2003.

     The investment portfolio decreased 3.7% to $24.4 million at September 30, 2003 compared to $25.3 million at December 31, 2002. Federal funds sold increased $11.9 million to $30.9 million at September 30, 2003 compared to $19.0 million at December 31, 2002. Total interest earning assets increased $56.5 million or 15.6% from December 31, 2002 to September 30, 2003. This increase was primarily the result of the increase in outstanding loan balances.

Allowance for Loan Losses

     The allowance for loan losses, as of September 30, 2003, was $4.0 million. This is an increase of $625 thousand or 18.7% from December 31, 2002. This gives the Corporation a 1.09% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

     Total deposits increased to $391.3 million at September 30, 2003, from a balance of $345.1 million at December 31, 2002, which is an increase of $46.3 million or 13.4%. Non-interest bearing deposits have increased to $57.3 million as of September 30, 2003, an increase of $8.8 million or 18.1% from December 31, 2002. During this period, interest bearing checking and savings accounts increased $23.1 million or 22.9% to $124.1 million. The balance in time deposits was $209.9 million at the end of the third quarter, reflecting an increase of $14.3 million or 7.3% over the end of 2002. As of September 30, 2003, non-interest bearing deposits represented 14.7% of total deposits as compared to 14.1% at year-end 2002. Low cost interest bearing deposits, including savings and interest bearing checking, were 31.7% of total deposits, compared to 29.3% at December 31, 2002. Time deposits represented 53.6% of total deposits at September 30, 2003, a decrease from 56.7% at year-end 2002.

Shareholders' Equity

     Total equity has increased by $4.2 million or 13.9% since December 31, 2002. The increase was due to a $4.0 million net profit for the first nine months plus exercised stock options of $208 thousand and a decrease of $61 thousand in accumulated other comprehensive income. The primary capital to assets ratio is 7.5%.

Interest Income

     Interest income totaled $19.6 million for the nine months ended September 30, 2003, $2.7 million or 16.2% higher than the nine months ended September 30, 2002. Interest and fees on loans of $18.5 million comprise the vast majority of interest income. Interest income from investment securities was $865 thousand for the first nine month of 2003, basically unchanged from the same period in 2002. Interest income on federal funds, the third major component of Premier's investments, decreased $36 thousand or 16.6%. The decline in interest earned on federal funds balance was the result of lower interest rates and decreased fed funds balances, as those funds were converted to meet loan demand.

Interest Expense

     Total interest expense for the nine months ended September 30, 2003 was $6.3 million, $32 thousand or 0.5% lower than the nine months ended September 31, 2002. Interest on deposits for the nine-month period increased by $12 thousand or 0.2% over the same period in 2002. The impact of declining interest rates from September 2002 through September 2003 nearly offset the additional expense generated by an increase of $46.3 million in total deposits during the same period. Interest on borrowings increased by $20 thousand or 4.0% over the same period last year. Borrowings are obtained from the Federal Home Loan Bank.



Net Interest Income

     Net interest income for the nine months ended September 30, 2003 was $13.3 million, $2.7 million or 25.4% higher than the nine months ended September 30, 2002. This increase is the result of the growth in earning assets of $56.5 million from September 30, 2002. The combination of growth and rate changes had the effect of decreasing the net interest margin from 4.62% on a tax-equivalent basis for the nine months ending September 30, 2002 to 4.57% for the same period of 2003. Premier is liability sensitive for interest bearing balances repricing or maturing within one year.

Other Income

     Total other income for the nine months ended September 30, 2003 was $2.7 million, an increase of $919 thousand or 53.0% over the 2002 balance of $1.7 million. This was the result of service charges and fees for overdraft charges, check fees and ATM fees due to an increasing number of customer accounts.

Other Expenses

     Total other expenses for the nine months ended September 30, 2003 were $9.3 million, $2.5 million or 36.9% higher than the nine months ended September 30, 2002. Salary expense increased $1.1 million or 30.1%, and advertising and marketing expenses increased by $152 thousand over the same period in 2002. Advertising and marketing expenses were impacted by the publicity for a new branch opened by The Marathon Bank in Winchester, Virginia in April 2003, as well as a campaign to increase market share due to the change in the local banking environment. The net increase in other expenses is in part a result of additional staffing to handle the growth of the bank and the costs involved in processing an increasing number of accounts and transactions. The Marathon Bank also incurred additional salary and occupancy expenses related to the opening of the new branch. The Corporation's efficiency ratio was 57.9% through September 30, 2003 compared to 54.8% for the same period in 2002. The Efficiency Ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. We compute our Efficiency Ratio by dividing non-interest expense by the sum of the net interest income on a tax-equivalent basis and non-interest income, net of securities gains or losses.

Liquidity

     Premier's liquidity requirements are measured by the need to meet deposit withdrawals, fund loans, meet reserve requirements and maintain cash levels necessary for daily operations. To meet liquidity requirements, Premier maintains cash reserves and has an adequate flow of funds from maturing loans, securities, and short-term investments. In addition, Premier's affiliate banks have the ability to borrow additional funds from various sources. Short-term borrowings are available from federal funds facilities at correspondent banks and from the discount window of the Federal Reserve Bank. Borrowings are available from the Federal Home Loan Bank. The Corporation considers its sources of liquidity to be ample to meet its estimated needs. Capital Resources

     The Corporation's risk-based capital position at September 30, 2003 was $45.0 million, or 12.48% of risk-weighted assets, for Tier I capital and $50.7 million, or 14.07% for total risk based capital. Tier I capital consists primarily of common shareholders' equity and Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to Tier 1 Capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%. The Corporation's issuance of $7.0 million in Trust Preferred Capital Notes in the fourth quarter of 2001, and the issuance of an additional $6.0 million in the third quarter of 2003, of which $4.3 million is allowable in Tier 1 capital and the additional $1.7 million is allocated to Tier 2 capital, are included in the capital base and will serve as a long-term source of funding.

Recent Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Corporation's consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Corporation's consolidated financial statements.


     In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation's consolidated financial statements.


     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation's consolidated financial statements.



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

Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk to the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized since it does not effectively measure the earnings impact on the Corporation and is not addressed here. Earnings simulation and economic value models, however, which more effectively reflect the earnings impact, are utilized by management on a regular basis and are explained below.

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

Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal trends and management's outlook, as are the assumptions used to project the yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

The following table represents the interest rate sensitivity on net income for the Corporation using different rate scenarios as of June 30, 2003, the most recent date for which an analysis is available. There have been no material changes in qualitative and qualitative disclosures about market risk since this information was developed using June 30, 2003 data.

                                                          % Change in
                       Change in Prime Rate                Net Income
                   -----------------------------   ---------------------
                   +300 basis points                         +8.1%
                   +200 basis points                         +9.9%
                   +100 basis points                         +9.3%
                   Most Likely                                 0
                   -100 basis points                         +0.9%
                   -200 basis points                         -6.2%
                   -300 basis points                         -20.6%



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

The following chart reflects the change in net market value by using June 30, 2003 data, over different rate environments with a one-year horizon.

                                       Change in Economic Value of Equity
               Change in Prime Rate            (dollars in thousands)
           --------------------------   -----------------------------------
           +300 basis points                            3,250
           +200 basis points                            3,557
           +100 basis points                            3,681
           Most Likely                                  4,214
           -100 basis points                            4,419
           -200 basis points                            2,769
           -300 basis points                           (-930)

Item 4.  Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the
Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of September 30, 2003 was carried out under the supervision and with the participation of management, including the Corporation's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation's disclosure controls and procedures were effective.


The Corporation's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Corporation's internal control over financial reporting identified in connection with the evaluation of it that occurred during the Corporation's last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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


                               PREMIER COMMUNITY BANKSHARES, INC.


DATE:  11/13/03                      /s/ John K. Stephens
--------------------               -------------------------------------------
                                     JOHN K. STEPHENS
                                     CHAIRMAN




DATE:  11/13/03                      /s/ Donald L. Unger
--------------------               -------------------------------------------
                                     DONALD L. UNGER
                                     PRESIDENT & CEO




DATE:  11/13/03                      /s/ Frederick A. Board
--------------------               -------------------------------------------
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