Form 10-K
period 2003-12-31
PREMIER COMMUNITY BANKSHARES INC
filed 2004-03-30
CIK 854399

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	n/a

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $53,000,414

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 8, 2004. 4,886,484

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2004 Annual Meeting of Shareholders – Part III

PART I

Item 1. Business

General

Premier Community Bankshares, Inc. is a bank holding company that was incorporated in June 1989. We own all of the outstanding stock of The Marathon Bank, which was incorporated in August 1987, and Rockingham Heritage Bank, which was incorporated in June 1989. Our headquarters are in Frederick County, Virginia.

Premier is a holding company for Marathon and Rockingham Heritage and is not directly engaged in the operation of any other business. All of our business is conducted through Marathon and Rockingham Heritage. Our subsidiary banks operate autonomously, with separate local identities, management teams and decision-making processes, and without strict operating control from the holding company. Each bank has full responsibility for day-to-day operations, with minimal support from the holding company level. As a result, each bank can tailor its services and products to the needs of its community. The board of directors of the holding company does monitor the financial and operational performance of both banks.

Marathon and Rockingham Heritage, which are chartered under Virginia law, conduct a general banking business. Both banks’ deposits are insured by the Federal Deposit Insurance Corporation and both are members of the Federal Reserve System.

We offer checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans. We also offer travelers checks, safe deposit, collection, notary public, discount brokerage service, and other customary bank services (other than trust services). The three principal types of loans that we make are commercial and industrial loans, real estate loans and loans to individuals for household, family, and other consumer costs. Our banking offices include drive-up facilities. There are automated teller machines located at each of Marathon’s offices and an additional five off-premise ATMs operated by Marathon. Rockingham Heritage has 18 ATMs throughout its market area.

Principal Market Areas

Our business in the area served by Marathon (the counties of Frederick, Clarke, Shenandoah, Warren and the city of Winchester, Virginia) and Rockingham Heritage (Rockingham and Augusta counties, and the cities of Harrisonburg, Waynesboro, and Staunton, Virginia) is highly competitive with respect to both loans and deposits. In our primary service area, there are numerous commercial banks (including large, multi-state banks with multiple offices) offering services ranging from deposits and real estate loans to full service banking. Certain of the commercial banks in this service area have higher lending limits than us and may provide various services for their customers that we do not offer.

According to a market share report prepared by the FDIC, Marathon’s deposits as a percentage of total deposits in financial institutions in its market areas was 8.0% as of June 30, 2002, the most recent date for which market share information is available. Rockingham Heritage’s deposits as a percentage of total deposits in financial institutions in its market areas was 5.9% as of June 30, 2002.

Expansion into West Virginia

We intend to organize a third bank in West Virginia, which will be named Premier Bank. We plan to locate Premier Bank’s headquarters in Martinsburg and its initial branch office in Shepherdstown in West Virginia. The opening date of Premier Bank is projected to be the fourth quarter of 2004, after it receives a banking charter from West Virginia and insurance of accounts from the FDIC. Premier Bank will offer a wide variety of deposits and loans, including residential loans, commercial loans and commercial construction and development loans.

On October 6, 2003, West Virginia’s Division of Banking approved Marathon’s opening of a new lending office in Martinsburg, West Virginia. This office is staffed by the individuals who will operate Premier Bank after it receives the necessary state and federal regulatory approvals and opens for business. At that time, we will transfer this office from Marathon to Premier Bank. This office will not accept deposits until Premier Bank opens for business.

Martinsburg and Shepherdstown are located in Berkeley County and Jefferson County, respectively, in West Virginia’s eastern panhandle. Martinsburg and Shepherdstown are approximately 80 and 60 miles, respectively, from both Washington, D.C. and Baltimore, Maryland. Many commuters to Washington and Baltimore and their populous suburbs in northern Virginia and Maryland live in Berkeley County and Jefferson County. There is commuter train service from Martinsburg to Washington and Baltimore.

Since 1990, the projected market area for our new bank has experienced rapid growth. Berkeley County’s population grew from 59,300 to 75,900 between 1990 and 2000. In 2000, its average unemployment rate was 3.0% and its per capita income was $23,000. Major employers in Berkeley County include Berkeley County Schools, General Motors and Quad Graphics, and a number of other companies maintain distribution centers there. The federal government also has a strong presence in the county, including an Internal Revenue Service center, the VA Medical Center and the West Virginia Air National Guard. As of June 30, 2002, the most recent date for which market share information is available, Berkeley County had $672 million of total bank deposits.

From 1990 to 2000, Jefferson County’s population grew from 36,000 to 42,000. In 2002, its per capita income was $26,900 and its unemployment rate was 3.1%. Major employers in Jefferson County include Penn National Gaming in Charles Town, Jefferson Memorial Hospital and the Jefferson County Board of Education. As of June 30, 2002, Jefferson County had $513 million of total bank deposits.

Credit Policies

The principal risk associated with each of the categories of loans in our portfolio is the creditworthiness of our borrowers. Within each category, such risk is increased or decreased, depending on prevailing economic conditions. In an effort to manage the risk, our policy gives loan amount approval limits to individual loan officers based on their position and experience. The risk associated with real estate mortgage loans and consumer loans varies, based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

We have written policies and procedures to help manage credit risk. Our loan review process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to establish loss exposure and to ascertain compliance with our policies.

Marathon uses an in-house management loan committee and a directors’ loan committee to approve loans. The in-house loan committee, which consists of the president or senior vice president and two vice presidents, meets weekly to review most applications for loans that are intended to be held in the portfolio. This committee, approves unsecured loans up to $400,000, secured loans with non-negotiable collateral up to $500,000 and secured loans with negotiable collateral up to $1,000,000. The directors’ loan committee, which is made up of six directors, approves loans up to the legal lending limit. The directors’ loan committee also reviews lending policies proposed by management.

Rockingham’s loan approval structure is similar to Marathon’s. Rockingham’s officer loan committee, which consists of the president or senior lending officer and two additional senior lending officers, approves loans in excess of individual loan officers lending authorities. These individual authorities vary up to $150,000. Loans in excess of $500,000 and up to the bank’s legal lending limit are approved by a directors’ loan committee, which consists of the president and three outside directors. The directors’ loan committee also reviews loan policies and procedures, delinquent loans and other potential problem loans.

Residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by our salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service. Loan quality is analyzed based on each subsidiary bank’s experience and guidelines with respect to credit underwriting, as well as the guidelines issued by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and other purchasers of loans, depending on the type of loan involved. The non-conforming one-to-four-family adjustable-rate mortgage loans that we originate, however, are not readily salable in the secondary market because they do not meet all of the secondary marketing guidelines. Real estate is appraised by independent fee appraisers who have been pre-approved by the board of directors.

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements, including commitments to extend credit. At December 31, 2003, commitments to extend credit totaled $90.3 million.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 2003, commercial real estate loans aggregated $120.7 million or 31.2% of our gross loans.

In our underwriting of commercial real estate, we may lend up to 100% of the secured property’s appraised value, although our loan to original appraised value ratio on such properties is 80% or less in most cases. Commercial real estate lending entails significant additional risk, compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements of borrowers. We also carefully consider the location of the security property.

One-to-Four-Family Residential Real Estate Lending

We make loans secured by one-to-four-family residences, all of which are located in our market area. We evaluate both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. We make loans in amounts of up to 100% of the appraised value of the underlying real estate. Loans are made with a loan to value up to 95% for conventional mortgage loans and up to 100% for loans guaranteed by either the Federal Housing Authority or the Veterans Administration. For conventional loans in excess of 80% loan to value, private mortgage insurance is secured insuring the mortgage loans to 75% loan to value. Generally if the loans are not made to credit standards of FHLMC, additional fees and rate are charged.

Although, due to competitive market pressures, we do originate long-term, fixed-rate mortgage loans, we currently underwrite and document all such loans to permit their sale in the secondary mortgage market. Certain loans that may not qualify for sale into the secondary market are structured as balloon notes payable in full within a five-year period and are held in our portfolio.

All one-to-four-family real estate mortgage loans being originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon the sale of the mortgage property. It is our policy to enforce these due-on-sale clauses concerning fixed-rate loans.

We require, in connection with the origination of residential real estate loans, title opinions and fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect our interest. The cost of this insurance coverage is paid by the borrower.

We expect that Premier Bank, once it is organized, will make adjustable rate mortgages, in addition to fixed rate mortgage loans. One-to-four-family residential adjustable-rate mortgage loans will have interest rates that adjust every one or three years, generally in accordance with the rates on one-year and three-year U.S. Treasury bills. We expect that these loans will generally limit interest rate increases for each rate adjustment period and have an established ceiling rate at the time the loans are made. To compete with other lenders in our market area, we may make one-year loans at interest rates that, for the first year, are below the index rate that would otherwise apply to these loans. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of repricing. It is possible, therefore, that during periods of rising interest rates, the risk of defaults on these loans may increase due to the upward adjustment of interest costs to borrowers.

Construction Lending

We make local construction loans, both residential and commercial, and land development loans. At December 31, 2003, construction and land development loans outstanding were $66.5 million, or 17.2%, of gross loans. All of these loans are concentrated in our local market area. The average life of a construction loan is approximately nine months and they reprice monthly to meet the market, based on the prime rate. Because the interest charged on these loans floats with the market, they help us in managing our interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home or land under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, we limit most of our loan amounts to 80.0% of appraised value, in addition to our usual credit analysis of our borrowers. We also obtain a first lien on the property as security for our construction loans and personal guarantees from the borrower’s principal owners.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, letters of credit, and home equity loans. At December 31, 2003, we had consumer loans of $23.3 million or 6.0% of gross loans. Such loans are generally made to customers with which we had a pre-existing relationship. We originate all of our consumer loans in our market area and intend to continue our consumer lending in this geographic area.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance at the time that the loans are originated. Consumer loan delinquencies often increase over time as the loans age. We have very few unsecured consumer loans.

The underwriting standards that we employ for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income for primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

Commercial Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, we generally secure appropriate collateral and monitor the financial condition of our business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. Our standard operating procedure includes a credit review and monitoring process to review the cash flow of commercial borrowers. At December 31, 2003, commercial loans totaled $49.7 million, or 12.9% of gross loans.

Employees

As of December 31, 2003, we had 207 total employees, 184 of which were full-time employees. None of our employees is covered by any collective bargaining agreement, and relations with employees are considered excellent.

Supervision and Regulation

General. As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

As state-chartered banks, Marathon and Rockingham Heritage are subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. They also are subject to regulation, supervision and examination by the Federal Reserve Board. State and federal law also governs the activities in which Marathon and Rockingham Heritage engage, the investments that they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the operations of each of Marathon and Rockingham Heritage.

Premier Bank, which we are currently organizing in West Virginia, will also be a state-chartered bank, but it will not be a member of the Federal Reserve. As a result, Premier Bank will be subject to regulation, supervision and examination by West Virginia’s Division of Banking and the Federal Deposit Insurance Corporation.

The earnings of the Corporation’s subsidiaries, and therefore the earnings of the Corporation, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant federal and state laws to which the Corporation and Marathon and Rockingham Heritage are subject. To the extent that statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Payment of Dividends. The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. Virtually all of the Corporation’s revenues will result from dividends paid to the Corporation by Marathon and Rockingham Heritage. Marathon and Rockingham Heritage are subject to laws and regulations that limit the amount of dividends that they can pay. In addition, the Corporation and Marathon and Rockingham Heritage are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past three years has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Corporation does not expect that any of these laws, regulations or policies will materially affect the ability of Marathon and Rockingham Heritage to pay dividends.

Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of Marathon and Rockingham Heritage are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the limits set forth under applicable law. The deposits of Marathon and Rockingham Heritage are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Depository institutions insured by the BIF that are “well capitalized” are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time. However, because the legislation enacted in 1996 requires that both Savings Association Insurance Fund insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation, the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits to cover those obligations.

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of any deposit insurance of TMB or RHB.

Capital. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Corporation and Marathon and Rockingham Heritage are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 capital,” which, together with Tier 1 capital, composes “total capital”).

In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

Premier Bank will be subject to similar guidelines that the FDIC has issued.

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2003, the Corporation and Marathon and Rockingham Heritage were classified as well capitalized.

State banking regulators also have broad enforcement powers over Marathon and Rockingham Heritage, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

Community Reinvestment The requirements of the Community Reinvestment Act are also applicable to each bank. The act imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Marathon received an outstanding rating in its most recent CRA examination, and Rockingham Heritage received an outstanding rating in its most recent CRA examination.

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

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 (the “Act”) was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act’s provisions require the federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on the Corporation of the Act must await completion of that regulatory process.

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

The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for financial holding companies, but financial holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker”, and a set of activities in which a bank may engage without being deemed a “dealer”. The Act also makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

Filings with the SEC

The Corporation files annual, quarterly, and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission. These reports are posted and are available at no cost on the Corporation’s website, www.premiercommunitybankshares.com, as soon as reasonably practible after the Corporation files such documents with the SEC. Premier’s filings are also available through the SEC’s website at www.sec.gov.

Item 2. Properties

The following table provides certain information with respect to our properties:

Location	Date Facility Opened	Ownership and Leasing Arrangements
Marathon:

Main Office 4095 Valley Pike Winchester, Virginia	1988	Owned by Marathon.

Front Royal Branch 300 Warren Avenue, Post Office Plaza Front Royal, Virginia	1993	Lease expires in 2016, subject to Marathon’s option to renew for two additional five-year terms.

Winchester Branch 1041 Berryville Avenue Winchester, Virginia	1995	Lease expires in 2004, subject to Marathon’s option to renew for one additional five-year term.

Sunnyside Branch 1447 North Frederick Pike Winchester, Virginia	1997	Lease expires in 2006, subject to Marathon’s option to renew for two additional five-year terms.

Woodstock Branch 1014 South Main Street Woodstock, Virginia	1997	Lease on real estate expires in 2007, subject to Marathon’s option to renew for three additional five-year terms. Marathon owns the building.

Old Town Branch 139 North Cameron Street Winchester, Virginia	2002	Owned by Marathon.

522 South Branch 199 Front Royal Pike Winchester, Virginia	2003	Owned by Marathon.

Front Royal Branch II 1729 Shenandoah Avenue Front Royal, Virginia	2003	Owned by Marathon

Operations Center 175 Front Royal Pike Winchester, Virginia	2003	Lease expires in 2013, subject to Marathon’s option to renew for four additional five-year terms.

Loan Production Office Suite 397-3 Mid-Atlantic Parkway Martinsburg, West Virginia	2003	Lease expires in 2004. Current plan is to have the third bank established in a new facility at that time, subject to receiving a charter and other necessary permissions to operate.

Rockingham Heritage:

Main Office 110 University Boulevard Harrisonburg, Virginia	1991	Owned by Rockingham.

South Main Branch 1980 South Main Street Harrisonburg, Virginia	1996	Owned by Rockingham.

Elkton Branch 410 West Spotswood Trail Elkton, Virginia	1998	Owned by Rockingham.

Red Front Supermarket Branch 677 Chicago Avenue Harrisonburg, Virginia	1993	Lease expires in 2007, with automatic renewal for one additional five-year term.

Weyers Cave Branch 54 Franklin Street Weyers Cave, Virginia	2000	Lease expires in 2005, subject to Rockingham Heritage’s option to renew for four additional five-year terms.

Waynesboro Branch 2556 Jefferson Highway Waynesboro, Virginia	2000	Lease expires in 2004, subject to Rockingham Heritage’s option to renew for four additional five-year terms.

Staunton Branch 49 Lee-Jackson Highway Staunton, Virginia	2001	Lease expires in 2006, subject to Rockingham Heritage’s option to renew for four additional five-year terms.

Operations Center 370 Neff Avenue Harrisonburg, Virginia	2002	Lease expires in 2004 with no current plans to renew.

Rockingham also expects to open an eighth office at 309 N. Main Street, Bridgewater, Virginia in March 2004. Rockingham owns the land and the improvements for that office.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3. Legal Proceedings

In the course of normal operations, the Corporation, Marathon and Rockingham Heritage are parties to various legal proceedings. Based upon information currently available, and after consultations with legal counsel, management believes that such legal proceedings will not have a material adverse effect on the Corporation’s business, financial position, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Corporation through a solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Corporation’s common stock is listed on the NASDAQ Small Cap Market under the symbol “PREM”. Prior to the common stock’s listing on NASDAQ on October 3, 1996, there were occasional transactions in the stock and management assisted in matching persons interested in buying or selling the stock.

The following table represents the Corporation’s stock prices for 2003 and 2002. This sales price information reflects inter-dealer prices, without retail mark-up, mark-down, or commission.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Low	High	Low	High	Low	High	Low	High
2003	10.1	12.98	12	14.2	13.59	15.1	15	18.25
2002	8.32	9.9	9.5	12.5	9.85	10.6	9.7	10.68

At December 31, 2003, the Corporation had approximately 2,245 stockholders of record.

Dividends from Marathon and Rockingham Heritage serve as the primary funding to the Corporation for dividend payment. The Corporation declared a $.18 per share cash dividend to stockholders of record as of December 26, 2003. Cash dividends of $.15 per share cash declared in 2002 were paid in January, 2003 and cash dividends of $.12 per share, declared in 2001, were paid in January, 2002.

Dividend Policy

Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future consolidated earnings, financial condition, liquidity and capital requirements of both us and Marathon and Rockingham Heritage, applicable governmental regulations and policies and other factors deemed relevant by our board of directors.

Our ability to distribute cash dividends will depend primarily on the abilities of our subsidiary banks to pay dividends to us. As state member banks, both Marathon and Rockingham Heritage are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Furthermore, neither we nor the banks may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Government Supervision and Regulation – Payment of Dividends” in Item 1 above.

Item 6. Selected Financial Data

The following selected consolidated financial data is based upon the Corporation’s audited financial statements and related notes and should be read in conjunction with such financial statements and notes.

	Year Ended December 31
	2003	2002	2001	2000	1999(1)
	(In Thousands Except Per Share Data)
Income Statement Data
Interest income	$26,512	$23,114	$20,235	$18,487	$15,503
Interest expense	8,293	8,468	9,064	8,209	6,617
Net interest income	18,219	14,646	11,171	10,278	8,886
Provision for loan losses	919	1,100	687	483	380

Net interest income after provision	17,300	13,546	10,484	9,795	8,506
Non-interest income	3,654	2,440	1,904	1,332	1,231
Non-interest expense	13,213	9,527	7,514	7,126	6,242
Income before income taxes	7,741	6,459	4,874	4,001	3,495
Income taxes	2,485	2,095	1,624	1,457	1,182
Net income	5,256	4,364	3,250	2,544	2,313

Per Share Data
Net income-basic	1.14	0.96	0.72	0.56	0.51
Net income-diluted	1.11	0.94	0.71	0.55	0.50
Cash dividends declared	0.18	0.15	0.12	0.10	0.09
Book value per share	7.96	6.55	5.69	5.13	4.62

Balance Sheet Data
Assets	$462,899	$393,755	$299,865	$246,315	$204,827
Loans, net	382,459	312,554	229,300	185,706	152,474
Securities	24,051	25,296	21,393	23,063	19,086
Deposits	397,345	345,062	257,637	212,155	181,153
Shareholders’ equity	38,877	29,824	25,745	23,308	21,073
Shares outstanding (actual)	4,881,084	4,555,484	4,527,484	4,546,695	4,558,393

Performance Ratios
Return on average assets	1.22%	1.27%	1.22%	1.12%	1.21%
Return on average equity	15.86%	15.63%	13.12%	11.45%	11.05%
Equity to assets	7.68%	8.13%	8.59%	9.46%	10.29%
Net interest margin	4.63%	4.67%	4.52%	4.92%	4.91%
Efficiency ratio	59.90%	55.30%	57.10%	61.17%	61.61%
Allowance for loan losses to loans	1.06%	1.06%	1.06%	1.07%	1.10%

Asset Quality Ratios
Net charge-offs to average loans outstanding	0.04%	0.08%	0.11%	0.10%	0.19%
Non-performing loans to period-end loans	0.13%	0.20%	0.09%	0.20%	0.03%
Non-performing assets to total assets	0.12%	0.18%	0.09%	0.15%	0.11%
Allowance for loan losses to non-performing loans	825.75%	529.30%	1165.40%	539.10%	4222.50%

Capital and Liquidity Ratios
Risk-based:
Tier 1 capital	13.68%	11.51%	14.04%	12.13%	13.36%
Total capital	14.80%	12.56%	15.10%	13.16%	14.42%
Average loans to average deposits	93.29%	92.00%	89.30%	86.46%	85.39%
Average shares outstanding:
Basic	4,602,466	4,537,185	4,514,377	4,561,439	4,566,701
Diluted	4,745,089	4,621,088	4,591,734	4,615,023	4,651,106

(1)	Financial information for 1999 has been restated to reflect the merger of Rockingham Heritage effective November 20, 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2003, 2002 and 2001, as well as results of operations for those same periods. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this prospectus.

Our subsidiary banks operate autonomously, with separate local identities, management teams and decision-making processes, and without strict operating control from the holding company. The following commentary is being presented on a consolidated basis.

We are not aware of any current recommendations by any regulatory authorities that, if they were implemented, would have a material effect on our liquidity, capital resources or results of operations. Marathon is, however, subject to a written agreement with the Federal Reserve Bank of Richmond that resulted from the failure to file certain reports with FinCEN (the Financial Crimes Enforcement Network), in violation of the Bank Secrecy Act, by one of our former employees. The agreement, which is dated May 20, 2003, requires Marathon to provide the Federal Reserve with a written program designed to ensure and maintain compliance with the act and quarterly progress reports on the actions that it takes to secure compliance with the agreement. We and Rockingham Heritage are not parties to the agreement. Marathon is in full compliance with the requirements of the agreement.

Overview

Premier Community Bankshares, Inc. (the Corporation) is the holding company for The Marathon Bank and Rockingham Heritage Bank. The following discussion complements the financial statements and is intended to assist the reader in evaluating the financial performance and condition of Premier Community Bankshares, Inc. as of December 31, 2003. Premier Community Bankshares, Inc. was formerly called Marathon Financial Corporation. On November 20, 2000, the Corporation changed its name and acquired all of the issued and outstanding capital stock of Rockingham Heritage Bank through a merger with Rockingham Heritage Bank at the subsidiary level. All information has been restated to reflect the merger of Rockingham Heritage Bank for all years stated.

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

The Corporation intends to organize a third bank in West Virginia, which will be named Premier Bank. The Corporation plans to locate Premier Bank’s headquarters in Martinsburg and its initial branch office in Shepherdstown in West Virginia. The opening date of Premier Bank is projected to be the fourth quarter of 2004, after it receives a banking charter from West Virginia and insurance of accounts from the FDIC. Premier Bank will offer a wide variety of deposits and loans, including residential loans, commercial loans and commercial construction and development loans.

Caution About Forward Looking Statements

We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	maintaining capital levels adequate to support our growth;

•	maintaining cost controls and asset qualities as we open or acquire new branches;

•	reliance on our management team, including our ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in general economic and business conditions in our market area;

•	changes in interest rates and interest rate policies;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by us;

•	changing trends in customer profiles and behavior; and

•	changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Financial Overview

At December 31, 2003 we had total assets of $462.9 million, net loans of $382.5 million, deposits of $397.3 million and shareholders’ equity of $38.9 million. The increase in assets was 17.6% over the amount at December 31, 2002, while net loans and deposits increased 22.4% and 15.2%, respectively, for the same period.

Our earnings per share, on a fully diluted basis, for the year ended December 31, 2003 was $1.11, which represented an increase of $0.17, or 18.1%, over earnings per share, on a fully diluted basis, of $0.94 for the same period 2002. The increase is partially attributable to a 24.4% increase in net interest income over the same periods, due to strong growth in our earning assets. The increase is also attributable to a 49.8% increase in non-interest income, as service charge income and other fees provided recurring sources of income.

Our return on average equity was 15.86% for the period ended December 31, 2003 and has increased every year since 1999. We have been able to achieve this level without relying on a disproportionate share of income from mortgage banking operations. Our improvement has occurred as we have continued to grow through the opening of new branches. Our efficiency ratio has also increased during this growth in the past year, rising from 55.30% at December 31, 2002 to 59.90% for year-end 2003.

Critical Accounting Policies

General

The financial condition and results of operations presented in the consolidated financial statements, the accompanying notes to the consolidated financial statements and this section are, to a large degree, dependent upon our accounting policies. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change. We discuss below those accounting policies that we believe are the most important to the portrayal and understanding of our financial condition and results of operations. These critical accounting policies require our most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting:

•	SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and

•	SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses is determined by evaluating our loan portfolio on at least a quarterly basis. Particular attention is paid to individual loan performance, collateral values, borrower financial condition and overall economic conditions. The evaluation includes a close review of the internal watch list and other non-performing loans. Management uses three steps in calculating the balance of the allowance. The first step is the specific classification which examines problem loans and applies a weight factor to each category. The weight factor is based upon historical data and the loans within each category are reviewed on a monthly basis to determine changes in their status. The second step applies a predetermined rate against total loans with unspecified reserves. Again, this rate is based upon experience and can change over time. The third step is an unallocated allowance which is determined by economic events and conditions that may have a real, but as yet undetermined, impact upon the portfolio. Each of these steps is based on data that can be subjective and the actual losses may be greater or less than the amount of the allowance. However, management feels that the allowance represents a reasonable assessment of the risk imbedded in the portfolio.

Financial Condition

Total Assets

The Corporation’s assets grew at a 17.6% pace, ending the year at $462.9 million. Total loans at year-end 2003, were $386.6 million of which $309.0 million were loans secured by real estate. The remaining loans consisted of $49.7 million in commercial loans, $23.3 million in consumer installment loans and $4.5 million in all other loans. Net loans for 2003, were $382.5 million, an increase of $69.6 million or 22.4% from the December 31, 2002 balance of $312.6 million. The loan to deposit ratio was 96.3% for 2003 and 90.6% as of December 31, 2002. Steady loan demand in an expanding market, combined with continued low interest rates, generated the loan growth experienced for 2003. These conditions, along with the strong Valley economy, combined with the anticipated growth from the new loan production office in Martinsburg, West Virginia, gives management the belief that the Corporation will continue to see strong and increased loan demand for the immediate future.

The investment portfolio decreased 4.9% to $24.1 million at year-end 2003 compared to $25.3 million at December 31, 2002. Given the anticipated demands on the Corporation’s capital to fund new loans and the loan production office in Martinsburg, management has chosen not to replace all matured or called securities in the portfolio. Federal funds sold decreased $2.1 million to $16.9 million at December 31, 2003 compared to $19.0 million at December 31, 2002. The decrease in federal funds sold was used to help fund the loan growth mentioned above. Total interest earning assets increased $65.5 million or 18.1% from December 31, 2002 to December 31, 2003. This increase was primarily the result of the increase in outstanding loan balances.

Liabilities

Total deposits increased to $397.3 million at December 31, 2003, from a balance of $345.1 million at December 31, 2002, which is an increase of $52.3 million or 15.2%. Non-interest bearing deposits have increased to $61.1 million as of December 31, 2003, an increase of $12.6 million or 25.9% from year-end 2002. During this period interest bearing checking and savings accounts increased $29.3 million or 29.1% to $130.3 million. The balance in time deposits was $205.9 million at the end of 2003 reflecting an increase of $10.4 million or 5.3% over 2002. As of December 31, 2003 non-interest bearing deposits represented 15.4% of total deposits as compared to 14.1% at year-end 2002. Low cost interest bearing deposits including savings and interest bearing checking were 32.8% of total deposits, a slight increase from 29.3% at December 31, 2002. Time deposits represented 51.8% of total deposits at December 31, 2003, an increase from 56.7% at year-end 2002. The increase in time deposits is the result of Premier’s ability to offer competitive rates in its market area.

Advances from the Federal Home Loan Bank were $10.0 million at December 31, 2003, an increase from $9.0 million at December 31, 2002. In addition, we had $13.0 million in outstanding trust preferred capital notes at December 31, 2003 and $7.0 million at December 31, 2002.

Shareholders’ Equity

Total equity increased $9.1 million or 30.4% during 2003. This increase was due to a $5.3 million net profit for the year plus exercised stock options of $416 thousand. The Corporation also raised $4.3 million in capital through a stock offering of 287,500 shares during the third quarter. The proceeds from this offering will primarily be used to help fund the new bank in West Virginia, which is expected to open during the fourth quarter of 2004. The primary capital to assets ratio is 8.4%.

Net Income

Net income for the year ended 2003 was $5.3 million compared to $4.4 million for the same period in 2002. This is an increase of $892 thousand or 20.4% over the same period 2002. The provision for income tax expense increased $390 thousand from $2.1 million in 2002 to $2.5 million in 2003. The return on assets was 1.22% for 2003 as compared to 1.27% for the same period 2002. For 2003, the return on equity was 15.86% up from 15.63% for 2002.

Net income for the year ended 2002 was $4.4 million compared to $3.3 million for the same period in 2001. This is an increase of $1.1 million or 34.3% over the same period 2001. The return on assets was 1.27% for 2002 as compared to 1.22% for the same period 2001. For 2002, the return on equity was 15.63% up from 13.12% for 2001.

Net Interest Income

Net interest income is the difference between interest income and interest expense and represents our gross profit margin. The net interest margin represents net interest income divided by average earning assets. It reflects the average effective rate that we earned on our earning assets. Net interest margin is affected by changes in both average interest rates and average volumes of interest earning assets and interest bearing liabilities.

Net interest income for the year ending December 31, 2003 was $18.2 million, $3.6 million or 24.4% higher than the year ending 2002. This increase is the result of the growth in average earning assets of $82.1 million in 2003. The combination of growth and rate changes had the effect of decreasing the net interest margin from 4.67% at year-end 2002 to 4.63% for the same period of 2003.

Net interest income for the year ended December 31, 2002 was $14.6 million, $3.5 million or 31.1% higher than the year ended December 31, 2001. This increase is the result of the growth in average earning assets of $67.6 million in 2002. The combination of growth and rate changes had the effect of increasing the net interest margin from 4.52% at year-end 2001 to 4.67% for the same period of 2002. As is the case with most financial institutions, Premier is liability sensitive for interest bearing balances re-pricing or maturing within one year.

Interest income totaled $26.5 million for the year ending December 31, 2003, $3.4 million or 14.7% higher than the year ending December 31, 2002. Interest and fees on loans of $25.1 million comprise the vast majority of interest income. Interest income from investment securities was $1.2 million for 2003, down slightly from the 2002 year-end amount of $1.3 million. This slight decrease is due to the decreased balance in the investment portfolio. Interest income on federal funds, the third major component of the bank’s investments, decreased $46 thousand or 16.0%. The decline in interest earned on federal funds balance was the result of a decrease in the interest rate paid on fed funds.

Interest income totaled $23.1 million for the year ended December 31, 2002, $2.9 million or 14.2% higher than the year ended December 31, 2001. Interest and fees on loans of $21.6 million comprise the vast majority of interest income. Interest income from investment securities was $1.3 million for 2002, basically unchanged from the same period 2001. Interest income on federal funds decreased $538,000 or 65.1%. The decline in interest earned on federal funds balances was the result of lower interest rates and a decrease in the average fed funds balance, as those funds were converted to meet loan demand.

Total interest expense for the year ending December 31, 2003 was $8.3 million, $175 thousand or 2.1% lower than for the same period 2002. Interest paid on deposits for 2003 decreased by $270 thousand or 3.5% over the same period 2002. The impact of declining interest rates from December 2002 through December 2003 more than offset the additional expense generated by an increase of $65.5 million in average deposits during the same period. Interest on borrowings increased by $95 thousand or 14.0% over the same period last year. This increase was primarily the result of interest expense related to the issuance of a Trust Preferred issue of $6.0 million during 2003. Additional borrowings were also obtained from the Federal Home Loan Bank.

Total interest expense for the year ended December 31, 2002 was $8.5 million, $596,000 or 6.6% lower than for the same period 2001. Interest paid on deposits for 2002 decreased by $874,000 or 10.1% over the same period 2001. The impact of declining interest rates from December 2001 through December 2002 more than offset the additional expense generated by an increase of $87.4 million in total deposits during the same period. Interest on borrowings increased by $278,000 or 72.0% over the same period last year. This increase was primarily the result of additional interest expense related to the issuance of $7.0 million in Trust Preferred Securities in December 2001. Borrowings were also obtained from the Federal Home Loan Bank.

The following table illustrates average balances of total earning assets and total interest-bearing liabilities for the periods indicated and shows the average distribution of assets, liabilities, shareholders’ equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purpose of this table and other statistical disclosures were calculated by using the daily average balances

(In thousands)	December 31, 2003			December 31, 2002			December 31, 2001
	Average Balances	Earnings/ Expense	Yield/ Rate	Average Balances	Earnings/ Expense	Yield/ Rate	Average Balances	Earnings/ Expense	Yield/ Rate

Assets:

Interest Earning Assets
Loans, net (1)	$351,213	$25,106	7.15%	$275,095	$21,558	7.84%	$206,881	$18,207	8.80%
Interest-bearing deposits	382	4	1.05%	502	12	2.39%	885	39	4.41%
Securities (2)	24,234	1,390	5.74%	23,148	1,404	6.07%	19,509	1,247	6.39%
Federal funds sold	23,042	242	1.05%	18,029	288	1.60%	21,889	826	3.77%

Total interest earning assets	$398,871	$26,742	6.70%	$316,774	$23,262	7.34%	$249,164	$20,319	8.15%

Non-Interest Earning Assets
Cash and due from banks	22,385			19,026			11,827
Bank premises and equipment	9,438			5,685			5,038
Other assets	4,577			4,736			1,763
Allowance for loan losses	(3,731)			(2,761)			(2,193)

Total assets	$431,540			$343,460			$265,599

Liabilities and Shareholders’ Equity

Liabilities
Interest-bearing deposits	323,216	7,518	2.33%	$257,699	$7,788	3.02%	$197,089	$8,662	4.39%
Borrowed funds	19,791	775	3.92%	15,144	680	4.49%	7,663	402	5.25%

Total interest-bearing liabilities	$343,007	$8,293	2.42%	$272,843	$8,468	3.10%	$204,752	$9,064	4.43%

Non-Interest Bearing Liabilities:

Liabilities:
Demand deposits	$53,258			$41,379			$34,570
Other liabilities	2,132			1,321			1,506

Total liabilities	398,397			315,543			240,828
Shareholders’ equity	33,143			27,917			24,771

Total liabilities and shareholders’ equity	$431,540			$343,460			$265,599

Net Interest Earnings		$18,449			$14,794			$11,255

Net Interest Yield on Earnings Assets			4.63%			4.67%			4.52%

(1)	Non-accrual loans are included in the average balance of this category
(2)	Amounts are shown on a tax equivalent basis.

The following table represents the variances of earning assets and interest-bearing liabilities for the periods indicated. The total variance for each category is broken down between volume variance and rate variance which provides an analysis of the impact that growth and changes in interest rates have upon the balance sheet structure.

(In thousands)	December 31, 2003 vs. 2002			December 31, 2002 vs. 2001
	Due to Volume	Change in Rate	Total	Due to Volume	Change in Rate	Total
Interest Earned On:
Loans	$5,573	$(2,025)	$3,548	$5,500	$(2,149)	$3,351
Interest – bearing deposits	(2)	(6)	(8)	(13)	(14)	(27)
Securities	64	(78)	(14)	223	(66)	157
Federal Funds Sold	68	(114)	(46)	(126)	(412)	(538)

Total interest earned on interest bearing assets	$5,703	$(2,223)	$3,480	$5,584	$(2,641)	$2,943

Interest Paid On:
Interest-bearing deposits	$1,722	$(1,992)	$(270)	$2,249	$(3,123)	$(874)
Borrowed funds	189	(94)	95	343	(65)	278

Total interest paid on interest bearing Liabilities	$1,911	$(2,086)	$(175)	$2,592	$(3,188)	$(596)

Net interest income	$3,792	$(137)	$3,655	$2,992	$547	$3,539

For discussion on our interest sensitivity, see Item 7A below.

The following table presents the amounts of our interest sensitive assets and liabilities that mature or reprice at December 31, 2003.

(In thousands)	1-90 Days	90 Days to 1 Year	1-5 Years	Over 5 Years	Total
Earning assets
Fed funds sold	$16,901	$0	$0	$208	$17,109
Securities	2,471	2,486	4,318	14,776	24,051
Loans	103,850	57,942	195,121	29,649	386,562

Total earning assets	$123,222	$60,428	$199,439	$44,633	$427,722

Interest – bearing liabilities
Interest – bearing demand	$23,702	$0	$29,940	$0	$53,641
Savings	13,837	0	18,915	0	32,752
Money market savings	43,919	0	0	0	43,919
Certificates of deposit	26,563	83,396	83,650	12301	205,910
Borrowed funds	15,541	1000	4,000	3,189	23,729

Total interest - bearing liabilities	$123,562	$84,396	$136,505	$15,490	$359,951

Period GAP	$(340)	$(23,968)	$62,934	$29,143

Cumulative GAP	$(340)	$(24,308)	$38,626	$67,769

Cumulative GAP/Earning assets	-0.08%	-5.68%	9.03%	15.84%

Contractual principal repayments of loans do not necessarily reflect the actual term of our loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and enforcement of due-on-sale clauses, which gives us the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. In addition, certain borrowers increase their equity in the security property by making payments in excess of those required under the terms of the mortgage.

Non-Interest Income

Our non-interest income is derived chiefly from service charges on deposit accounts, including charges for non-sufficient funds and ATM fees, and commissions and fees from bank services, such as mortgage orginations and debit and credit card processing.

Total other income for 2003 was $3.7 million, an increase of $1.2 million or 49.8% over the 2002 balance of $2.4 million. This was the result of service charges and overdraft fees generated by an increasingly active deposit base and an increasing number of customer accounts and the addition of an overdraft protection program.

Total other income for 2002 was $2.4 million, an increase of $536,000 or 28.2% over the 2001 balance of $1.9 million.

Non-Interest Expenses

Non-interest expense consists of salaries and employee benefits, occupancy expenses, furniture and equipment and other operating expenses. Total non-interest expenses for 2003 were $13.2 million, $3.7 million or 38.7% higher than the 2002 balance. Salary expenses increased $1.6 million or 31.3%, as the Corporation opened two new branches, and increased personnel to more efficiently handle the growth of the banks. Advertising and marketing expenses increased $178 thousand or 47.5%, and were impacted by the publicity for the new branches opened by the Corporation in Winchester, Virginia in April 2003, and Front Royal, Virginia in December 2003, as well as a campaign to increase market share due to the change in the local banking environment. Stationery and supplies increased $217 thousand or 66.2% over the same period in 2002, due to the costs involved in processing an increasing number of accounts and transactions. The Corporation also incurred additional salary and occupancy expenses related to the opening of the new loan production office—which will eventually be the third bank in the holding company. The Corporation’s efficiency ratio was 59.9% for 2003 compared to 55.3% for the same period in 2002.

Total non-interest expenses for 2002 were $9.5 million, $2.0 million or 26.8% higher than the 2001 total. These non-interest expenses increased as a result of serving an increasing customer base, servicing an increasing number of accounts and transactions, and the opening of new branches. Our efficiency ratio was 55.3% for 2002 compared to 57.1% for the same period in 2001.

Income Taxes

The provision for income tax expense increased $390 thousand or 18.6% for the year ended December 31, 2003 to $2.5 million versus $2.1 million at December 31, 2002.

Investments

The following tables reflect the value of the securities portfolio of the Corporation as of the periods indicated.

Carrying Value of Securities Available for Sale

	December 31,
	2003	2002
	(In Thousands)
U.S. Government and federal agencies	$6,402	$9,053
Obligations of state & political subdivisions	6,542	3,006
Mortgage-backed securities	608	1,473
Other securities	2,142	1,744

	$15,694	$15,276

Carrying Value of Securities Held to Maturity

	December 31,
	2003	2002
	(In Thousands)
U.S. Government and federal agencies	$897	$2,048
Obligations of state & political subdivisions	4,716	5,104
Mortgage-backed securities	0	47
Other securities	2,744	2,821

	$8,357	$10,020

At December 31, 2003, the approximate fair value was $23.9 million, compared to December 31, 2002 value of $25.3. As of December 31, 2003, there were no obligations by any one issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. Agencies and Corporations, which in the aggregate exceeded 10% of stockholders’ equity.

The following tables set forth the maturity of distribution and weighted average yields of the securities portfolio at December 31, 2003. The weighted average yields are calculated on the book value of the portfolio and on securities interest income adjusted for amortization of premium and accretion of discount.

	Available for Sale (1) December 31, 2003
(In Thousands)	Within One Year		After One But Within Five Years
	Amount (000’s)	Yield (%)	Amount (000’s)	Yield (%)
U.S. Government and federal agencies	2,303	4.64%	3,099	5.50%
Obligations of state & political subdivisions	0	0.00%	802	6.42%
Mortgage-backed securities	0	0.00%	16	6.79%
Other securities	0	0.00%	0	0.00%

Total	2,303	4.64%	3,917	4.22%

	After Five But Within Ten Years		After Ten Years
	Amount (000’s)	Yield (%)	Amount (000’s)	Yield (%)
U.S. Government and federal agencies	500	5.50%	500	6.25%
Obligations of state & political subdivisions	3,964	6.24%	1776	5.15%
Mortgage-backed securities	168	5.02%	424	5.23%
Other securities	310	3.65%	0	0.00%

Total	4,942	5.96%	2,700	5.37%

	Held to Maturity December 31, 2003
	Within One Year		After One But Within Five Years
	Amount (000’s)	Yield (%)	Amount (000’s)	Yield (%)
U.S. Government and federal agencies	400	6.00%	0	0.00%
Obligations of state & political subdivisions	330	6.54%	402	6.36%
Mortgage-backed securities	0	0.00%	0	0.00%
Other securities	0	0.00%	0	0.00%

Total	730	6.24%	402	6.36%

	After Five But Within Ten Years		After Ten Years
	Amount (000’s)	Yield (%)	Amount (000’s)	Yield (%)
U.S. Government and federal agencies	497	4.59%	0	0.00%
Obligations of state & political subdivisions	3,033	5.98%	950	5.55%
Mortgage-backed securities	0	0.00%	0	0.00%
Other securities	0	0.00%	2,745	7.80%

Total	3,530	5.79%	3,695	7.23%

(1)	Excludes Restricted Securities of $1,832

Loans

Net loans consist of total loans, unearned income, deferred loan fees and the allowance for loan losses and excludes loans held for sale. Net loans were $382.5 million at December 31, 2003, an increase of 22.4% over December 31, 2002.

We have significant concentrations of credit in the land acquisition and land development and construction due to the current growth and other economic development that we have been experiencing in our market area for the last several years. At December 31, 2003, we had $120.7 million of commercial loans secured by real estate, which represented 31.6% of net loans at that date. In addition, at December 31, 2003, we had $66.5 million of construction and land development loans secured by real estate, which represented 17.4% of net loans at that date. We believe that these loans are all well-secured and are performing as required.

The following table summarizes the composition of the loan portfolio at the periods indicated:

(In thousands)	December 31,
	2003	2002	2001	2000	1999
	(In 000’s)
Loans secured by real estate:
Construction and land development	$66,501	$38,063	$21,926	$14,474	$12,462
Secured by farmland	4,890	2,774	1677	892	957
Secured by 1-4 family residential	101,548	70,773	53,419	36,966	29,363
Multi-family residential	15,432	6,258	3,982	4,809	2,767
Non-farm, non-residential loans	120,675	123,477	83,612	52,774	43,937
Loans to farmers (except those secured by real estate)	197	42	12	477	224
Commercial and industrial loans (except those secured by real estate)	49,735	52,970	49,445	56,155	44,391
Loans to individuals (except those secured by real estate)	23,296	19,699	17,261	19,935	18,658
All other loans	4,289	1,838	425	1,224	1404

	$386,563	$315,894	$231,759	$187,706	$154,163

Less:
Allowance for loan losses	4,104	3,340	2,459	2,000	1,689

	$382,459	$312,554	$229,300	$185,706	$152,474

The Corporation had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 2003, or any of the previous years disclosed above. In addition, there were no categories of loans that exceeded 10% of outstanding loans as of December 31, 2003, which were not disclosed.

The table below presents the maturities of selected loans outstanding at December 31, 2003.

	Within One Year	After One But Within Five Years	After Five Years	Total
	(in 000’s)
Commercial	$29,304	$18,289	$2,142	$49,735
Real estate-construction	20,362	27,492	18,647	66,501

	$49,666	$45,781	$20,789	$116,236

Interest sensitivity on such loans maturing after one year:

(In Thousands)

Fixed	$101,250
Variable	12,119

Total	$113,369

Asset Quality

Asset quality is an important factor in the successful operation of a financial institution. Banking regulations require institutions to classify their own assets and to establish prudent general allowances for losses for assets classified as substandard or doubtful. For the portion of assets classified as loss, an institution is required to either establish specific allowances of 100% of the amount classified or charge such amounts off its books.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well–secured and in process of collection. We place loans on “non-accrual” status at an earlier date, or we charge them off, if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until they qualify for a return to “accrual” status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

We maintain the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. Specific reserves by loan type are established based on overall historical losses, anticipated losses, and inherit risk. Additionally, specific reserves for individual loans are established depending on the severity of the potential loss. Loans are individually reserved once classified as a “watch item” by management. A higher percentage of the loan is reserved for individual loans with a more severe classification. The adequacy of the provision for loan losses is reviewed regularly by management through consideration of several factors including changes in character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the identification and assessment of problem loans and an analysis of anticipated economic conditions in the market area.

The allowance for loan losses, at December 31, 2003, was $4.1 million. This is an increase of $764 thousand or 22.9% from December 31, 2002. The increases in our allowance for loan losses are the result of adjustments that management has made in response to the growth of our loan portfolio.

An analysis of the allowance for loan losses, including charge-off activity, is presented in the following table for the periods indicated.

	Year Ended December 31,
(In thousands)	2003	2002	2001	2000	1999
Balance, beginning of period	$3,340	$2,459	$2,000	$1,689	$1,591
Less Charge-off’s:
Commercial	35	42	71	47	205
Real estate-mortgage	0	1	59	0	29
Real estate-construction	0	0	0	0	19
Consumer installment loans	189	242	165	235	71

Total	$224	$285	$295	$282	$324

Plus Recoveries:
Commercial	8	12	$0	$44	$17
Real estate-mortgage	0	0	0	0	0
Real estate-construction	0	0	0	0	2
Consumer installment loans	61	54	67	66	23

Total	$69	$66	$67	$110	$42

Additions charged to operating expense	$919	$1,100	$687	$483	$380

Balance, end of period	$4,104	$3,340	$2,459	$2,000	$1,689

Ratio of net charge-offs to average loans outstanding	0.04%	0.08%	0.11%	0.10%	0.19%

Allocation of the Allowance for Loan Losses

The following table reflects management’s allocation of the allowance for loan losses at the dates indicated

	2003		2002		2001
(In Thousands)	Allowance	Percent	Allowance	Percent	Allowance	Percent
Real estate construction	$455	17.2%	$247	12.0%	$137	9.5%
Real estate mortgage	2,397	62.7%	1,911	64.4%	1,287	61.6%
Commercial, financial and agriculture	945	12.9%	954	16.8%	855	21.3%
Consumer & Other	307	7.2%	228	6.8%	180	7.6%

	$4,104	100.0%	$3,340	100.0%	$2,459	100.0%

	2000		1999
	Allowance	Percent	Allowance	Percent
Real estate construction	$84	7.7%	$75	8.1%
Real estate mortgage	804	50.8%	672	50.0%
Commercial, financial and agriculture	912	30.2%	745	28.9%
Consumer & Other	200	11.3%	197	13.0%

	$2,000	100.0%	$1,689	100.0%

Non-Performing Assets

Non-accrual loans at December 31, 2003 were $497 thousand compared to $631 thousand for 2002. Approximately $53 thousand of interest income would have been recorded if interest had been accrued in 2003. As of December 31, 2003, the Corporation had a total of $1.4 million in non-accrual, 90 days past due and still accruing interest, and restructured loans, compared to $854 thousand in 2002. This was an increase of $589 thousand or 69.0%.

As of December 31, 2003 the Corporation had no loans in addition to the past due and non-accrual loans mentioned above that are considered to be potential problem loans. The Corporation’s management and Board of Directors have reviewed the asset quality of Marathon’s and Rockingham Heritage’s loan portfolios and both loan loss allowances and have found them to be adequate.

The following table details information concerning non-accrual loans, foreclosed properties and past due loans as of December 31 for each of the years indicated:

	December 31,
	2003	2002	2001	2000	1999
	(in 000’s)
Non-accrual loans	$497	$631	$211	$371	$40
Foreclosed Properties	67	67	67	0	183

	$564	$698	$278	$371	$223

Loans past due 90 days or more and still accruing interest	$946	$223	$1,079	$154	$146

Sources of Funds

Deposits

We primarily use deposits to fund our loans and investment securities. We offer individuals and small-to-medium-size businesses a variety of deposit accounts. Deposit accounts, including checking, savings, money markets and certificates of deposit, are obtained primarily from the communities which we serve. We attract both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities and individual retirement accounts.

At December 31, 2003, deposits were $397.3 million, an increase of 15.2% from $345.1 million at December 31, 2002. The deposit growth is a reflection of branch office growth, aggressive pricing, increased marketing and bank consolidation in our principal market. In order to reduce the overall cost of funds and reduce our reliance on high cost time deposits and short- term borrowings as a funding source, we continue to direct marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful, or if successful, will reduce our reliance on time deposits and short-term borrowings.

The following table details the average amount of, and the average rate paid on the following primary deposit categories for the years ended December 31, 2003, 2002 and 2001.

(In thousands)	Year ended December 31, 2003		Year ended December 31, 2002		Year ended December 31, 2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits	$53,258		$41,379		$34,570
Interest - bearing demand	49,062	0.54%	40,789	0.96%	32,679	1.90%
Savings	67,341	1.20%	50,983	1.84%	35,585	2.71%
Certificates of deposit	206,813	3.06%	165,927	3.89%	128,825	5.49%

Total interest - bearing deposits	323,216	2.33%	257,699	3.02%	197,089	4.39%

Borrowed money	19,791	3.92%	15,144	4.49%	7,663	5.25%

Total interest - bearing liabilities	343,007	2.42%	272,843	3.10%	204,752	4.43%

Total deposits & borrowed money	$396,265		$314,222		$239,322

The following is a summary of the maturity distribution of certificates of deposit and other time deposits in amounts of $100,000 or more as of December 31, 2003.

	Amount	Percent
	(in 000’s)
Three months or less	$8,273	14.82%
Over three-six months	6,891	12.35%
Over six-twelve months	17,790	31.88%
Over twelve months	22,854	40.95%

	$55,808	100.00%

Certificates of deposit in the amounts of $100,000 or more were $55.8 million at December 31, 2003. This represents 27.1% of the total certificates of deposit balance of $205.9 million at December 31, 2003. The Corporation does not solicit such deposits. Further, the Corporation does bid for selected public funds deposits in large denominations, and such deposits may require a pledging of investment securities.

The Corporation competes with the major regional financial institutions for money market accounts and certificates of deposits less than $100,000. While the Corporation is competitive with its interest rates, using a tiered rate system to increase individual account balances, the Corporation has found that it can continue to maintain a higher interest margin than its peers by matching loan maturities with certificate maturities and setting loan rates based on the Corporation’s cost of funds.

Borrowings

The Corporation had no short-term borrowings with an average balance outstanding of more than 30% of stockholders’ equity for the years ended December 31, 2003, 2002 and 2001.

Liquidity and Capital Reserves

Liquidity is a measure of our ability to generate sufficient cash to meet present and future obligations in a timely manner. Our liquidity requirements are measured by the need to meet deposit withdrawals, fund loans, meet reserve requirements and maintain cash levels necessary for daily operations. To meet liquidity requirements, we maintain cash reserves and have an adequate flow of funds from maturing loans, securities, and short-term investments. In addition, our banks have the ability to borrow additional funds from various sources. Short-term borrowings are available from federal funds facilities at correspondent banks and from the discount window of the Federal Reserve Bank. Borrowings are available from the Federal Home Loan Bank. We consider our sources of liquidity to be ample to meet our estimated needs.

Our ability to fund these daily commitments at December 31, 2003, 2002 and 2001 is illustrated in the table below:

	December 31,
	2003	2002	2001
	(amounts in 000’s)
Liquid Assets:
Cash and due from banks	$22,602	$24,768	$17,680
Federal funds sold	16,901	19,017	22,185
Liquid securities	2,471	5,494	12,396
Loans maturing in one year or less	130,010	118,794	90,764

Total liquid assets	$171,984	$168,073	$143,025

Total deposits and other liabilities	$424,022	$363,931	$274,120

Ratio of liquid assets to deposits and other liabilities	40.56%	46.18%	52.18%

The net loan to deposit ratio (96.25%) as of December 31, 2003 has provided the opportunity for the Corporation to achieve a high return on its deposits. For the year ended December 31, 2003, the Corporation experienced a return on assets of 1.22% and a net interest margin of 4.63%.

The source of new funds is strong for both long-term and short-term duration. The growth in deposits was $52.3 million or 15.2% during 2003. The Corporation also has access to overnight federal funds from correspondent banks totaling up to $19.4 million. In addition, The Corporation has established borrowing limits through the Federal Reserve Bank’s discount window for $1.0 million. Also, the Corporation has $69.4 million of funds available through the Federal Home Loan Bank of Atlanta of which $10.0 million has been utilized. Management believes that the opportunity for the sale of loans on the market is good.

The following table summarizes historical trends in our significant cash flow items for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
CASH FLOWS PROVIDED:
Operations	6,226	5,617	3,364
Investing
Maturity, call and purchase of securities	8,068	10,578	13,206
Financing
Growth in deposits	52,283	87,425	45,484

CASH FLOWS USED:
Investing
Growth in loans	70,825	84,353	44,586
Purchase of property, plant and equipment	4,148	2,763	858
Purchase of securities	6,877	14,209	11,465

The following table summarizes ratios considered to be significant indicators of our profitability and financial condition for the periods indicated.

	For the Years Ending December 31,
	2003	2002	2001
Return on average assets (Net income/average total assets)	1.22%	1.27%	1.22%

Return on average equity (Net income/average equity)	15.86%	15.63%	13.12%

Dividends payment ratio (Dividends declared/ Net income)	16.72%	15.65%	16.65%

Average equity to average asset ratio	7.68%	8.13%	8.59%

The following tables present the net income of the Corporation, broken down by quarter for the years ended December 31, 2003 and 2002.

	2003
	In thousands (except per share)
	March 31	June 30	Sept 30	Dec 31
Total interest income	$6,250	$6,612	$6,716	$6,934
Net interest income after provision for loan losses	3,860	4,263	4,451	4,726
Non interest income	602	1059	992	1001
Non interest expense	2,811	3,217	3,298	3,887
Income before income taxes	1,651	2,105	2,145	1,840
Net income	1,104	1,446	1,456	1,250
Earnings per common share – assuming dilution	$0.24	$0.31	$0.31	$0.26
Dividends per common share	0.00	0.00	0.00	0.18

	2002
	In thousands (except per share)
	March 31	June 30	Sept 30	Dec 31
Total interest income	$5,190	$5,660	$6,005	$6,259
Net interest income after provision for loan losses	2,920	3,397	3,476	3,753
Non interest income	541	535	658	706
Non interest expense	2,077	2,302	2,433	2,715
Income before income taxes	1,384	1,630	1,701	1,744
Net income	929	1,097	1,147	1,191
Earnings per common share – assuming dilution	$0.20	$0.24	$0.25	$0.25
Dividends per common share	0.00	0.00	0.00	0.15

Capital Resources

The Corporation’s risk-based capital position at December 31, 2003 was $51.5 million, or 13.7% of risk-weighted assets, for Tier I capital, and $55.7 million, or 14.8% for total risk based capital. Tier I capital consists primarily of common shareholders’ equity and Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to Tier 1 Capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%. The Corporation’s issuance of $7.0 million in Trust Preferred Capital Notes in the fourth quarter of 2001 and the additional issue of $6.0 million in 2003 are included in the Tier 1 capital base, and will serve as a long-term source of funding. The Corporation also had a stock offering which generated $4.4 million in capital during the year.

Off -Balance Sheet Obligations

The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and commercial lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation’s exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments

At December 31, 2003, commitments for standby letters of credit totaled $4.8 million, unfunded commitments under lines of credit totaled $90.3 million, and commitments to extend credit totaled $35.0 million. At December 31, 2002, commitments for standby letters of credit totaled $3.5 million, unfunded commitments under lines of credit totaled $40.1 million and commitments to extend credit totaled $19.8 million.

Contractual Obligations

During the normal course of business, the Corporation obligates itself to certain contractual obligations. These obligations include long-term debt, capital leases, and operating leases. The following table summarizes those obligations as of December 31, 2003.

(In thousands) Contractual Obligations	Total	Less Than One Year	>1-3 years	>3-5 years	More than Five Years
Long-Term Debt	$23,000	$3,000	$5,000	$—	$15,000
Capital Lease Obligations	297	24	48	48	177
Operating Leases	879	227	290	110	252
Purchase Obligations	—	—	—	—	—
Other	—	—	—	—	—

TOTAL	$24,176	$3,251	$5,338	$158	$15,429

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Company, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Company’s consolidated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the Corporation’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures. The implementation of FIN 46 did not have a significant impact on either the Corporation’s consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Corporation’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Corporation’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation’s consolidated financial statements.

In November 2003, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Corporation has included the required disclosures in their consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Corporation has included the required disclosures in its consolidated financial statements. The Corporation does not have any plans that meet the criteria of SFAS No. 132 and therefore does not have any disclosure requirements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

An important element of both earnings performance and liquidity is the management of our interest-sensitive assets and our interest-sensitive liabilities maturing or repricing within specific time intervals and the risks involved with them. Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Our market risk is composed primarily of interest rate risk. The asset and liability management committee at each bank is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. Our board of directors reviews the guidelines established by each committee.

Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of our interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized since it does not effectively measure the earnings impact on us. Earnings simulation and economic value models, however, which more effectively reflect the earnings impact, are utilized by management on a regular basis.

Earnings Simulation Analysis

We use simulation analysis to measure the sensitivity of net income to changes in interest rates. The model calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better analysis of the sensitivity of earnings to changes in interest rates than other analysis such as the static gap analysis.

Assumptions used in the model, including loan and deposit growth rates, are derived from seasonal trends and management’s outlook, as are the assumptions used to project the yields and rates for new loans and deposits. All maturities, calls and prepayments in the securities portfolio are assumed to be reinvested in like instruments. Mortgage loans and mortgage backed securities prepayment assumptions are based on industry estimates of prepayment speeds for portfolios with similar coupon ranges and seasoning. Different interest rate scenarios and yield curves are used to measure the sensitivity of earnings to changing interest rates. Interest rates on different asset and liability accounts move differently when the prime rate changes and are accounted for in the different rate scenarios.

The following table represents the interest rate sensitivity on our net income using different rate scenarios as of December 31, 2003. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2003 data.

Change in Prime Rate	% Change in Net Income
+300 basis points	+8.2%
+200 basis points	+7.0%
+100 basis points	+3.9%
Most Likely	0
-100 basis points	-5.8%
-200 basis points	-14.6%
-300 basis points	-28.0%

Economic Value Simulation

We use economic value simulation to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation.

The following chart reflects the change in net market value by using December 31, 2003 data, over different rate environments with a one-year horizon.

Change in Prime Rate	Change in Economic Value of Equity (dollars in thousands)
+300 basis points	5,880
+200 basis points	6,241
+100 basis points	6,488
Most Likely	7,106
-100 basis points	6,513
-200 basis points	3,904
-300 basis points	(-198)

Management of the Interest Sensitivity Gap

The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities maturing or repricing within a specific time interval. The gap can be managed by repricing assets or liabilities, by selling investments, by replacing an asset or liability prior to maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net income due to changes in market interest rates. We evaluate interest rate risk and then formulate guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

Our asset and liability committees review deposit pricing, changes in borrowed money, investment and trading activity, loan sale activities, liquidity levels and the overall interest sensitivity. The actions of the committees are reported to the boards of directors regularly (monthly by Marathon and quarterly by Rockingham Heritage). The daily monitoring of interest rate risk, investment and trading activity, along with any other significant transactions are managed by the presidents of each bank with input from other committee members.

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this Item 8:

— Independent Auditor’s Report of Yount, Hyde & Barbour, P.C.
— Consolidated Balance Sheets - December 31, 2003 and 2002
— Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001
— Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2003, 2002 and 2001
— Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001
— Notes to Consolidated Financial Statements.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Premier Community Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of Premier Community Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Community Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

January 9, 2004

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets

December 31, 2003 and 2002

(In Thousands, Except for Share Data)

	2003	2002
Assets

Cash and due from banks	$22,394	$22,719
Interest-bearing deposits in other banks	208	2,049
Federal funds sold	16,901	19,017
Securities available for sale, at fair value	15,694	15,276
Securities held to maturity (fair value approximates $8,207 and $10,033 at December 31, 2003 and 2002, respectively)	8,357	10,020
Loans, net of allowance for loan losses of $ 4,104 in 2003 and $3,340 in 2002	382,459	312,554
Bank premises and equipment, net	10,962	7,660
Accrued interest receivable	1,678	1,645
Other real estate	67	67
Other assets	4,179	2,748

	$462,899	$393,755

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$61,123	$48,536
Savings and interest-bearing demand deposits	130,312	100,969
Time deposits	205,910	195,557

Total deposits	$397,345	$345,062
Federal Home Loan Bank advances	10,000	9,000
Short-term borrowings	541	535
Accounts payable and accrued expenses	2,948	2,138
Capital lease payable	188	196
Trust Preferred Capital Notes	13,000	7,000
Commitments and contingent liabilities	—	—

Total liabilities	$424,022	$363,931

Shareholders’ Equity
Preferred stock, Series A, 5% noncumulative, no par value; 1,000,000 shares authorized and unissued	$—	$—
Common stock, $1 par value; 20,000,000 shares authorized; 2003, 4,881,084 shares issued and outstanding; 2002, 4,555,484 shares issued and outstanding	4,881	4,555
Capital surplus	19,328	14,977
Retained earnings	14,400	10,023
Accumulated other comprehensive income	268	269

Total shareholders’ equity	$38,877	$29,824

	$462,899	$393,755

See Notes to Consolidated Financial Statements.

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income

Years Ended December 31, 2003, 2002 and 2001

(In Thousands, Except for Per Share Data)

	2003	2002	2001
Interest and dividend income:
Interest and fees on loans	$25,106	$21,558	$18,207
Interest on investment securities:
Nontaxable	217	188	119
Taxable	316	402	276
Interest and dividends on securities available for sale:
Nontaxable	229	98	48
Taxable	322	485	645
Dividends	76	83	75
Interest on deposits in banks	4	12	39
Interest on federal funds sold	242	288	826

Total interest and dividend income	$26,512	$23,114	$20,235

Interest expense:
Interest on deposits	$7,518	$7,788	$8,662
Interest on capital lease obligations	15	16	16
Interest on borrowings	760	664	386

Total interest expense	$8,293	$8,468	$9,064

Net interest income	$18,219	$14,646	$11,171
Provision for loan losses	919	1,100	687

Net interest income after provision for loan losses	$17,300	$13,546	$10,484

Noninterest income:
Service charges on deposit accounts	$2,611	$1,517	$1,492
Commissions and fees	801	711	246
Other	242	212	166

Total noninterest income	$3,654	$2,440	$1,904

Other expenses:
Salaries and employee benefits	$6,739	$5,133	$4,123
Net occupancy expense of premises	670	555	451
Furniture and equipment	818	608	581
Other	4,986	3,231	2,359

Total other expenses	$13,213	$9,527	$7,514

Income before income taxes	$7,741	$6,459	$4,874
Provision for income tax	2,485	2,095	1,624

Net income	$5,256	$4,364	$3,250

Earnings per share, basic	$1.14	$0.96	$0.72

Earnings per share, assuming dilution	$1.11	$0.94	$0.71

See Notes to Consolidated Financial Statements.

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2003, 2002 and 2001

(In Thousands, except Share Data)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Compre- hensive Income	Total Shareholders’ Equity
Balance, December 31, 2000	$4,547	$15,118	$3,633	$9		$23,307
Comprehensive income:
Net income	—	—	3,250	—	$3,250	3,250
Other comprehensive income, unrealized gain on securities available for sale (net of tax, $30)	—	—	—	59	59	59

Total comprehensive income	—	—	—	—	$3,309	—

Dividends declared ($0.12 per share)	—	—	(541)	—		(541)
Issuance of common stock - exercise of stock options (95,458 shares)	95	368	—	—		463
Repurchase of common stock - (114,669 shares)	(115)	(678)	—	—		(793)

Balance, December 31, 2001	$4,527	$14,808	$6,342	$68		$25,745
Comprehensive income:
Net income	—	—	4,364	—	$4,364	4,364
Other comprehensive income, unrealized gain on securities available for sale (net of tax, $104)	—	—	—	201	201	201

Total comprehensive income	—	—	—	—	$4,565	—

Dividends declared ($0.15 per share)	—	—	(683)	—		(683)
Issuance of common stock - exercise of stock options (28,000 shares)	28	169	—	—		197

Balance, December 31, 2002	$4,555	$14,977	$10,023	$269		$29,824
Comprehensive income:
Net income	—	—	5,256	—	$5,256	5,256
Other comprehensive income, unrealized (loss) on securities available for sale (net of tax, $1)	—	—	—	(1)	(1)	(1)

Total comprehensive income	—	—	—	—	$5,255	—

Dividends declared ($0.18 per share)	—	—	(879)	—		(879)
Issuance of common stock - exercise of stock options (38,100 shares)	38	378	—	—		416
Issuance of comon stock, stock offering (287,500 shares)	288	3,973	—	—		4,261

Balance, December 31, 2003	$4,881	$19,328	$14,400	$268		$38,877

See Notes to Consolidated Financial Statements.

PREMIER COMMUNITY BANKSHARES, INC.

Consoliated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(Dollars in Thousands)

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$5,256	$4,364	$3,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	886	498	460
Provision for loan losses	919	1,100	687
Deferred tax (benefit)	(187)	(179)	(175)
Loss on sale of equipment	—	14	—
Net amortization on securities	53	22	17
Origination of loans held for sale	—	(4,624)	(6,291)
Proceeds from sale of loans held for sale	—	5,095	5,975
Changes in asset and liabilities:
Increase in other assets	(1,284)	(598)	(422)
Increase in accrued interest receivable	(33)	(187)	(21)
Increase (decrease) in accounts payable and accrued expenses	586	74	(81)
Increase (decrease) in interest expense payable	30	38	(35)

Net cash provided by operating activities	$6,226	$5,617	$3,364

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of investment securities	$2,358	$2,590	$3,691
Proceeds from maturities, calls and principal payments of securities available for sale	5,710	7,988	9,515
Purchase of investment securities	(706)	(2,873)	(5,416)
Purchase of securities available for sale	(6,171)	(11,336)	(6,049)
Net increase in loans	(70,825)	(84,353)	(44,586)
Purchase of bank premises and equipment	(4,148)	(2,763)	(858)
Proceeds from sale of other real estate	—	—	238

Net cash (used in) investing activities	$(73,782)	$(90,747)	$(43,465)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	$41,930	$34,826	$18,307
Net increase in certificates of deposit	10,353	52,599	27,177
Increase (decrease) in Federal Home Loan Bank advances	1,000	2,000	(1,500)
Increase (decrease) in short-term borrowings	6	(24)	13
Proceeds from trust preferred capital notes	6,000	—	7,000
Net proceeds from issuance of common stock	4,677	197	463
Acquisition of common stock	—	—	(793)
Principal payments on capital lease obligations	(8)	(8)	(7)
Payment of dividends	(683)	(541)	(455)

Net cash provided by financing activities	$63,275	$89,049	$50,205

Increase (decrease) in cash and cash equivalents	$(4,281)	$3,919	$10,104
Cash and Cash Equivalents
Beginning	43,784	39,865	29,761

Ending	$39,503	$43,784	$39,865

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$8,263	$8,442	$9,099

Income taxes	$2,285	$2,574	$1,867

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$—	$—	$305

Unrealized gain (loss) on securities available for sale	$(2)	$305	$89

See Notes to Consolidated Financial Statements.

PREMIER COMMUNITY BANKSHARES, INC.

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Premier Community Bankshares, Inc. (the “Corporation”) is a Virginia multi-bank holding company headquartered in Winchester, Virginia. The Corporation owns The Marathon Bank, Rockingham Heritage Bank and its subsidiary, RHB Services, Inc., Premier Statutory Trust I, and Premier Statutory Trust II.

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements of the Premier Community Bankshares, Inc. and its subsidiaries, include the accounts of all companies. All material intercompany balances and transactions have been eliminated.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Stock Offering

On November 19, 2003, the Corporation issued 287,500 shares of common stock through a stock offering. The stock was offered to the public at $15.75 per share. After expenses of $86,000 proceeds to the Corporation were $4,261,000.

Loans

The Corporation’s banking subsidiaries grant mortgage, commercial and consumer loans to customers. These loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. A substantial portion of the loan portfolio is represented by mortgage loans throughout the Augusta, Frederick, Rockingham, Shenandoah and Warren County areas of Virginia. The ability of the debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Notes to Consolidated Financial Statements

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances less the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using a method that approximates the interest method.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Management uses three steps in calculating the balance of the reserve. The first step is the specific classification which examines problem loans and applies a weight factor to each category. The weight factor is based upon historical data and the loans within each category are reviewed on a monthly basis to determine changes in their status. The second step applies a predetermined rate against total loans with unspecified reserves. Again, this rate is based upon experience and can change over time. The third step is an unallocated allowance which is determined by economic events and conditions that may have a real, but as yet undetermined, impact upon the portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Notes to Consolidated Financial Statements

The impairment of loans that have been separately identified for evaluation is measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Classifications of Amortization on Assets Acquired Under Capital Leases

The amortization expense on assets acquired under capital leases is included with the depreciation expense.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Notes to Consolidated Financial Statements

Bank Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

Other Real Estate Owned

Foreclosed properties are recorded at the lower of the outstanding loan balance at the time of foreclosure or the estimated fair value less estimated costs to sell. At foreclosure any excess of the loan balance over the fair value of the property is charged to the allowance for loan losses. Such carrying value is periodically reevaluated and written down if there is an indicated decline in fair value. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred.

Advertising Costs

The Corporation and subsidiaries follow the policy of charging the production costs of advertising to expense as incurred.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

Notes to Consolidated Financial Statements

Stock Compensation Plan

The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan has an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (dollars in thousands except per share amounts):

	2003	2002	2001
Net income, as reported	$5,256	$4,364	$3,250
Total stock-based compensation expense determined under fair value based method for all rewards	(125)	(177)	(10)

Pro forma net income	$5,131	$4,187	$3,240

Basic earnings per share
As reported	$1.14	$0.96	$0.72

Pro forma	$1.11	$0.92	$0.72

Diluted earnings per share
As reported	$1.11	$0.94	$0.71

Pro forma	$1.08	$0.91	$0.71

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for grants in 2003 and 2002, respectively: Dividend rate of 1.33% and .96%, price volatility of 22.92% and 22.26%, risk-free interest rate of 3.54% and 4.01%, and expected lives of 5 years.

See Notes 15 for additional information relating to this plan.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Note 2.	Securities

The amortized cost and fair value of the securities available for sale as of December 31, 2003 and 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	2003
	(In Thousands)
U.S. Government and federal agencies	$6,281	$121	—	$6,402
Obligations of state and political subdivisions	6,337	223	(18)	6,542
Mortgage-backed securities	588	20	—	608
Equity securities	250	60	—	310
Restricted securities	1,832	—	—	1,832

	$15,288	$424	$(18)	$15,694

Notes to Consolidated Financial Statements

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	2002
	(In Thousands)
U.S. Treasury Notes	$2,000	$—	$—	$2,000
U.S. Government and federal agencies	6,865	189	—	7,054
Obligations of state and political subdivisions	2,880	126	—	3,006
Mortgage-backed securities	1,424	49	—	1,473
Equity securities	250	44	—	294
Restricted securities	1,449	—	—	1,449

	$14,868	$408	$—	$15,276

The amortized cost and fair value of the securities available for sale as of December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,258	$2,303
Due after one year through five years	3,783	3,901
Due after five years through ten years	4,293	4,464
Due over ten years	2,284	2,276
Mortgage-backed securities	588	608
Equity securities	250	310
Restricted securities	1,832	1,832

	$15,288	$15,694

Notes to Consolidated Financial Statements

The amortized cost and fair value of securities being held to maturity as of December 31, 2003 and 2002, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	2003
	(In Thousands)
U.S. Government and federal agencies	$897	$9	$(10)	$896
Obligations of state and political subdivisions	4,716	194	(225)	4,685
Trust preferred securities	2,744	17	(135)	2,626

	$8,357	$220	$(370)	$8,207

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	2002
	(In Thousands)
U.S. Treasury securities	$250	$2	$—	$252
U.S. Government and federal agencies	1,798	53	—	1,851
Obligations of state and political subdivisions	5,173	134	(112)	5,195
Mortgage-backed securities	48	1	—	49
Trust preferred securities	2,751	17	(82)	2,686

	$10,020	$207	$(194)	$10,033

Notes to Consolidated Financial Statements

The amortized cost and fair value of the securities being held to maturity as of December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the maturity summary.

	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$730	$745
Due after one year through five years	402	421
Due after five years through ten years	3,530	3,690
Due over ten years	3,695	3,351

	$8,357	$8,207

For the years ended December 31, 2003, 2002, and 2001, there were no sales of securities available for sale.

Securities having a carrying value of $5,379,000 and $5,590,000 at December 31, 2003 and 2002 were pledged to secure public deposits and for other purposes required by law.

Securities in an unrealized loss position at December 31, 2003, by duration of the unrealized loss, are shown below. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates. There are approximately 8 securities in the consolidated portfolio of the two banks that have losses, which are considered to be temporary.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
U.S. Government and agency securities	$487	$(10)	$—	$—	$487	$(10)
Obligations of states and political subdivisions	1,637	(243)	—	—	1,637	(243)
Other securities	1,728	(128)	638	(7)	2,366	(135)

	$3,852	$(381)	$638	$(7)	$4,490	$(388)

Notes to Consolidated Financial Statements

Note 3.	Loans and Related Party Transactions

The composition of the net loans is as follows:

	December 31,
	2003	2002
	(In Thousands)
Mortgage loans on real estate:
Construction	$66,501	$38,063
Secured by farmland	4,890	2,774
Secured by 1-4 family residential	101,548	70,773
Multi-family residential	15,432	6,258
Nonfarm, nonresidential loans	120,675	123,477
Loans to farmers (except those secured by real estate)	197	42
Commercial loans (except those secured by real estate)	49,735	52,970
Consumer installment loans (except those secured by real estate)	23,296	19,699
Overdrafts reclassified from deposits	384	962
All other loans	3,905	876

	$386,563	$315,894
Less:
Allowance for loan losses	4,104	3,340

	$382,459	$312,554

The Corporation, through its banking subsidiaries, has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Banks for loans totaling $7,232,000 and $7,633,000 at December 31, 2003 and 2002, respectively. During 2003, total principal additions were $3,385,000 and total principal payments were $3,786,000.

Notes to Consolidated Financial Statements

Note 4.	Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	December 31,
	2003	2002	2001
	(In Thousands)
Balance, beginning	$3,340	$2,459	$2,000
Provision for loan losses	919	1,100	687
Recoveries	69	66	67
Loan losses charged to the allowance	(224)	(285)	(295)

Balance, ending	$4,104	$3,340	$2,459

The following is a summary of information pertaining to impaired loans for the years ended December 31, 2003 and 2002:

	December 31,
	2003	2002
	(In Thousands)
Impaired loans with a valuation allowance	$2,363	$1,111
Impaired loans without a valuation allowance	—	—

Total impaired loans	$2,363	$1,111

Valuation allowance related to impaired loans	$326	$318

Average investment in impaired loans	$1,135	$411

Interest income recognized on impaired loans	$32	$19

Interest income recognized on a cash basis on impaired loans	$20	$—

Notes to Consolidated Financial Statements

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $136,851 and $114,458 at December 31, 2003 and 2002, respectively. If interest on these loans had been accrued, such income would have approximated $4,800, $2,000 and $1,000 for 2003, 2002 and 2001, respectively.

Note 5.	Bank Premises and Equipment, Net

Bank premises and equipment as of December 31, 2003 and 2002 consists of the following:

	2003	2002
	(In Thousands)
Bank premises	$8,360	$5,415
Furniture and equipment	5,435	4,368
Capital leases - property and equipment	257	257
Bank premises and equipment in process	828	686

	$14,880	$10,726
Less accumulated depreciation	3,918	3,066

	$10,962	$7,660

Depreciation and amortization, related to Bank premises and equipment, included in operating expense for 2003, 2002 and 2001 was $ 886,000, $498,000 and $460,000, respectively.

Note 6.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $55,808,000 and $48,568,000, respectively.

At December 31, 2003, the scheduled maturities of time deposits are as follows (dollars in thousands):

Years Ending December 31:

2004	$109,769
2005	38,258
2006	12,468
2007	14,353
2008	31,062

$205,910

Notes to Consolidated Financial Statements

Note 7.	Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

	2003	2002
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,301	$1,028
Deferred loan fees	128	112
Deferred benefit plans	172	116
Other	65	10

	$1,666	$1,266

Deferred tax liabilities:
Depreciation	$460	$247
Securities available for sale	138	138

	$598	$385

Net deferred tax assets included in other assets	$1,068	$881

The provision for income taxes charged to operations for the years ended December 31, 2003, 2002 and 2001, consists of the following:

	2003	2002	2001
	(In Thousands)
Current tax expense	$2,672	$2,274	$1,799
Deferred tax (benefit)	(187)	(179)	(175)

	$2,485	$2,095	$1,624

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2003, 2002 and 2001, due to the following:

	2003	2002	2001
	(In Thousands)
Computed “expected” tax expense	$2,632	$2,196	$1,657
Increase (decrease) in income taxes resulting from:
Tax-exempt interest income	(155)	(102)	(49)
Other	8	1	16

	$2,485	$2,095	$1,624

Notes to Consolidated Financial Statements

Note 8.	Leases

Capital Leases

The Marathon Bank has a lease agreement on a branch facility. The liability is payable in monthly installments of $1,991 through May 31, 2016 at an interest rate of 8%. The capital lease payable at December 31, 2003 in the amount of $188,000 represents the present value of the balance due in future years for lease rentals discounted at the respective interest rates. Since the term of the lease is approximately the same as the estimated useful life of the assets, and the present value of the future minimum lease payments at the beginning of the lease approximated the fair value of the leased assets at that date, the lease is considered to be a capital lease and has been so recorded.

The following is a schedule by years of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2003:

Years ending December 31 (dollars in thousands):

2004	$24
2005	24
2006	24
2007	24
2008	24
Later years	177

Total minimum lease payments	$297
Less the amount representing interest	(109)

Present value of net minimum lease payments	$188

Operating Leases

Rockingham Heritage Bank has entered into a five-year operating lease with an entity of which a director of the Corporation is a shareholder. The lease expires on November 30, 2005 and has four five-year renewal options. The lease provides for an annual rental of $28,980 for the initial lease beginning December 1, 2000. The total minimum lease commitment at December 31, 2003 under this lease is $55,545.

The Banks were obligated under a number of other noncancelable leases for various banking premises, which including renewal options, expire through 2006. Total rental expense on premises and equipment for 2003, 2002 and 2001, was $258,000, $226,000 and $191,000, respectively.

Notes to Consolidated Financial Statements

Minimum rental commitments under noncancelable operating leases with terms in excess of one year as of December 31, 2003 were as follows (dollars in thousands):

2004	$227
2005	171
2006	119
2007	61
2008	49
Later years	252

$879

Note 9.	Commitments and Contingent Liabilities

In the normal course of business, there are other outstanding commitments and contingent liabilities which are not reflected in the accompanying financial statements. See Note 11 with respect to financial instruments with off-balance-sheet risk.

As members of the Federal Reserve System, the banking subsidiaries are required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2003 and 2002, the aggregate amounts of daily average required balances were approximately $ 2,828,000 and $1,823,000, respectively.

The Banks are required to maintain certain required reserve balances with its correspondent bank. Those required balances were $9,050,000 and $7,900,000 for 2003 and 2002, respectively.

Note 10.	Dividend Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Banks to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the current year earnings and earnings retained for the two proceeding years.

At December 31, 2003, the Banks’ retained earnings available for the payment of dividends was $ 13,706,000. Accordingly, $25,245,000 of the Corporation’s equity in the net assets of the Banks was restricted at December 31, 2003.

In addition, dividends paid by the Banks to the Corporation would be prohibited if the effect thereof would cause the Banks’ capital to be reduced below applicable minimum capital requirements.

Notes to Consolidated Financial Statements

Note 11.	Financial Instruments With Off-Balance-Sheet Risk

The Banks are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and commercial lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Banks’ exposure to credit loss is represented by the contractual amount of these commitments. The Banks follow the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2003	2002
	(In Thousands)
Commitments to grant loans	$34,997	$19,791
Standby letters of credit	4,796	3,541
Unfunded commitments under lines of credit	90,308	40,127

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Banks, is based on management’s credit evaluation of the counterparty.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit generally are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Banks are committed.

Commercial and standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks generally hold collateral supporting those commitments for which collateral is deemed necessary.

Notes to Consolidated Financial Statements

The Banks have cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2003 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $ 13,232,000.

Note 12.	Employee Benefit Plans

The Marathon Bank and Rockingham Heritage Bank each have a 401(k) Profit Sharing Plan covering employees who have completed 90 days of service and are at least 18 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Bank makes discretionary matching contributions equal to 100 percent of an employee’s compensation contributed to the Plan up to 5 percent of the employee’s compensation. Additional amounts may be contributed, at the option of the Bank’s Board of Directors. These additional contributions generally amount to 4.5 percent of eligible employee’s compensation. Employer contributions vest to the employee over a six-year period.

For the years ended December 31, 2003, 2002 and 2001, expense attributable to these retirement plans amounted to $ 307,000, $183,000 and $168,000, respectively.

Note 13.	Fair Value of Financial Instruments and Interest Rate Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

For securities, fair values are based on quoted market prices or dealer quotes.

Notes to Consolidated Financial Statements

Loan Receivables

For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits and Borrowings

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of all other deposits and borrowings is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of stand-by letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At December 31, 2003 and 2002, the fair value of loan commitments and stand-by letters of credit were immaterial.

Notes to Consolidated Financial Statements

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Thousands)		(Thousands)
Financial assets:
Cash and short-term investments	$39,503	$39,503	$43,784	$43,784
Securities	24,051	23,901	25,296	25,272
Loans, net	382,459	397,150	312,554	315,184
Accrued interest receivable	1,678	1,678	1,645	1,645

Financial liabilities:
Deposits	$397,345	$401,115	$345,062	$348,888
Federal Home Loan Bank advances	10,000	10,079	9,000	9,049
Short-term borrowings	541	541	535	535
Capital lease payable	188	188	196	205
Trust preferred capital notes	13,000	13,000	7,000	7,000
Accrued interest payable	1,678	1,678	401	401

The Corporation, through its banking subsidiaries, assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of their financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation’s overall interest rate risk.

Notes to Consolidated Financial Statements

Note 14.	Minimum Regulatory Capital Requirements

The Corporation (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt correction action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

There are no conditions or events since the notification that management believes have changed the Banks’ category. The Corporation’s and the Banks’ capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table.

Notes to Consolidated Financial Statements

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2003:
Total Capital to Risk
Weighted Assets:
Consolidated	$55,713	14.80%	$30,112	8.00%	N/A	N/A
The Marathon Bank	$23,560	10.63%	$17,729	8.00%	$22,161	10.00%
Rockingham Heritage Bank	$19,227	12.51%	$12,296	8.00%	$15,370	10.00%
Tier 1 Capital to Risk
Weighted Assets:
Consolidated	$51,478	13.68%	$15,056	4.00%	N/A	N/A
The Marathon Bank	$21,160	9.55%	$8,864	4.00%	$13,297	6.00%
Rockingham Heritage Bank	$17,523	11.40%	$6,148	4.00%	$9,222	6.00%
Tier 1 Capital to
Average Assets:
Consolidated	$51,478	11.46%	$17,975	4.00%	N/A	N/A
The Marathon Bank	$21,160	7.98%	$10,609	4.00%	$13,261	5.00%
Rockingham Heritage Bank	$17,523	9.52%	$7,366	4.00%	$9,208	5.00%
As of December 31, 2002:
Total Capital to Risk
Weighted Assets:
Consolidated	$39,895	12.56%	$25,418	8.00%	N/A	N/A
The Marathon Bank	$18,272	10.55%	$13,861	8.00%	$17,326	10.00%
Rockingham Heritage Bank	$16,693	11.68%	$11,430	8.00%	$14,288	10.00%
Tier 1 Capital to Risk
Weighted Assets:
Consolidated	$36,555	11.51%	$12,709	4.00%	N/A	N/A
The Marathon Bank	$16,444	9.49%	$6,930	4.00%	$10,395	6.00%
Rockingham Heritage Bank	$15,182	10.63%	$5,715	4.00%	$8,573	6.00%
Tier 1 Capital to
Average Assets:
Consolidated	$36,555	9.61%	$15,211	4.00%	N/A	N/A
The Marathon Bank	$16,444	7.68%	$8,565	4.00%	$10,706	5.00%
Rockingham Heritage Bank	$15,182	9.14%	$6,646	4.00%	$8,308	5.00%

Notes to Consolidated Financial Statements

Note 15.	Stock Compensation Plans

The Corporation’s Long-Term Incentive Plan allows for incentive stock options and nonqualified stock options to be granted to certain key employees and directors with an exercise price to be not less than 100% of the Fair Market Value of the Stock on the day the stock option is granted. 440,000 shares of the Corporation’s common stock plus sufficient shares to cover the options outstanding under the Corporation’s previous plan have been reserved for the issuance of stock options under the Plan. All options expire ten years from the grant date and vest 25% at the date of grant and 25% each year for the three years following the grant year.

A summary of the activity in the stock option plans follows:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	331,375	$7.25	126,375	$5.11	222,622	$4.31
Granted	12,000	14.32	245,000	8.13	1,000	7.75
Exercised	(38,100)	6.03	(28,000)	5.33	(95,471)	3.25
Forfeited	(10,000)	5.00	(12,000)	7.30	(1,776)	6.83

Outstanding at end of year	295,275	$7.77	331,375	$7.25	126,375	$5.11

Options exercisable at year-end	213,025	$7.17	199,625	$6.46	111,625	$5.11
Weighted-average fair value of options granted during the year	$3.31		$2.29		$2.20

Information pertaining to options outstanding at December 31, 2003 is as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$5.00	65,275	2.75	65,275	2.75
7.25	5,000	2.75	5,000	2.75
7.75	1,000	2.75	750	2.75
7.30	149,000	7.75	107,500	7.75
10.53	63,000	8.75	31,500	8.75
10.23	1,000	9.00	250	9.00
11.67	1,000	9.25	250	9.25
14.99	10,000	9.75	2,500	9.75

Outstanding at end of year	295,275	6.83	213,025	6.26

Notes to Consolidated Financial Statements

Note 16.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2003		2002		2001
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	4,602,466	$1.14	4,537,185	$0.96	4,514,377	$0.72

Effect of dilutive securities:
Stock options	142,623		83,903		77,357

Diluted earnings per share	4,745,089	$1.11	4,621,088	$0.94	4,591,734	$0.71

In 2003 and 2002, stock options representing 1,000 and 31,500 shares, respectively were not included in computing diluted EPS because their effects were antidilutive.

Note 17.	Borrowings

The Corporation’s banking subsidiaries has a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta for $69,400,000 and $49,700,000 as of December 31, 2003 and 2002, respectively. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by 1-4 family residential mortgages. The unused line of credit totaled $59,400,000 and $40,700,000 at December 31, 2003 and 2002, respectively. On some fixed rate advances the FHLB may convert the advance to an indexed floating interest rate at some set point in time for the remainder of the term. If the advance converts to a floating interest rate, the Banks may pay back all or part of the advance without a prepayment penalty. Floating rate advances may be paid back at any time without penalty.

As of December 31, 2003, the fixed-rate long-term debt totaled $10,000,000 and matures through April 6, 2011. The interest rates on the fixed-rate note payable ranges from 2.31% to 7.07%.

Notes to Consolidated Financial Statements

The contractual maturities of FHLB advances as of December 31, 2003 are as follows (dollars in thousands):

Due in 2004	$3,000
Due in 2005	3,000
Due in 2006	2,000
Due in 2011	2,000

$10,000

In 2001, Premier Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On December 18, 2001, $7 million of trust preferred securities were issued through a pooled underwriting totaling approximately $300 million. The securities have a LIBOR-indexed floating rate of interest. The interest rate as of December 31, 2003 was 4.77%. Interest is payable monthly. The securities have a mandatory redemption date of December 18, 2031, and are subject to varying call provisions beginning December 18, 2006. The principal asset of the Trust is $7 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

In 2003, Premier Statutory Trust II, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On September 25, 2003, an additional $6 million of trust preferred securities were issued through a pooled underwriting totaling approximately $228 million. The securities have a LIBOR-indexed floating rate of interest. The interest rate as of December 31, 2003 was 4.24%. Interest is payable monthly. The securities have an optional redemption date of October 8, 2008, and are subject to varying call provisions beginning October 8, 2033. The principal asset of the Trust is $6 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

The Trust Preferred Securities may be included in Tier 1 capital for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Trust Preferred not considered as Tier I capital may be included in Tier II capital.

The obligations of the Corporation with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Corporation of the Trust’s obligations with respect to the Capital Securities.

Subject to certain exceptions and limitations, the Corporation may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities.

Notes to Consolidated Financial Statements

Note 18.	Other Expenses

The Corporation and its subsidiaries had the following expenses as of December 2003, 2002 and 2001 as follows:

	2003	2002	2001
Advertising	$553	$375	$154
ATM expense	315	257	210
Directors’ fees	356	275	208
Postage expense	278	262	208
Stationary and supples	545	328	213
Other (no item >1% of revenue)	2,939	1,734	1,366

	$4,986	$3,231	$2,359

Note 19.	Formation of New Bank Subsidiary

The Corporation intends to organize a third bank in West Virginia, which will be named Premier Bank. The Corporation plans to locate Premier Bank’s headquarters in Martinsburg and its initial branch office in Shepherdstown, West Virginia. It is expected that Premier Bank will open in the third quarter of 2004, after it receives a banking charter from West Virginia and insurance of accounts from the FDIC. Premier Bank will offer a wide variety of deposits and loans, including residential loans, commercial loans and commercial construction and development loans.

Notes to Consolidated Financial Statements

Note 20.	Parent Corporation Only Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

(Parent Corporation Only)

Balance Sheets

December 31, 2003 and 2002

	2003	2002
	(In Thousands)
Assets
Cash	$402	$315
Interest bearing deposits with subsidiary banks	8,429	3,582
Federal funds sold	3,328	295
Accrued interest receivable	—	2
Investment in subsidiaries	39,354	32,091
Equipment, net	905	900
Other assets	1,063	724

Total assets	$53,481	$37,909

Liabilities
Accrued expenses	$322	$185
Dividends payable	879	683
Trust preferred capital notes	13,403	7,217

	$14,604	$8,085

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	4,881	4,555
Capital surplus	19,328	14,977
Retained earnings	14,400	10,023
Accumulated other comprehensive income	268	269

Total shareholders’ equity	$38,877	$29,824

Total liabilities and shareholders’ equity	$53,481	$37,909

Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

(Parent Corporation Only)

Statements of Income

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In Thousands)
Income
Interest on securities available for sale, taxable	$—	$—	$9
Interest on federal funds sold	22	11	78
Interest on deposits in other banks	29	155	5
Management fee income	226	31	—

Total income	$277	$197	$92

Expenses
Interest expense on trust preferred capital notes	$413	$392	$14
Other expenses	651	221	149

Total expense	$1,064	$613	$163

Income (loss) before income taxes and undistributed income of subsidiaries	$(787)	$(416)	$(71)

Provision for income tax expense (benefit)	(266)	(148)	(24)

Income (loss) before undistributed income of subsidiaries	$(521)	$(268)	$(47)

Undistributed income of subsidiaries	5,777	4,632	3,297

Net income	$5,256	$4,364	$3,250

Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

(Parent Corporation Only)

Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In Thousands)
Cash Flows from Operating Activities
Net income	$5,256	$4,364	$3,250
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation expense	226	31	—
(Undistributed income) of subsidiary	(5,777)	(4,632)	(3,297)
(Increase) in other assets	(336)	(290)	(278)
Increase (decrease) in accrued expenses	135	133	(101)

Net cash (used in) operating activities	$(496)	$(394)	$(426)

Cash Flows from Investing Activities
Increase in investment in subsidiaries	$(1,486)	$(3,000)	$—
Purchase of equipment	(231)	(931)	—
Proceeds from maturity of securities available for sale	—	—	501
(Increase) decrease in investment in certificates of deposit with subsidiaries	(4,847)	3,418	(7,000)

Net cash (used in) investing activities	$(6,564)	$(513)	$(6,499)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	$4,677	$197	$463
Proceeds from trust preferred capital notes	6,186	—	7,000
Acquisition of common stock	—	—	(793)
Payment of dividends	(683)	(541)	(455)

Net cash provided by (used in) financing activities	$10,180	$(344)	$6,215

Increase (decrease) in cash and cash equivalents	$3,120	$(1,251)	$(710)
Cash and Cash Equivalents
Beginning	610	1,861	2,571

Ending	$3,730	$610	$1,861

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2003 was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

The Corporation’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III has been incorporated herein by reference to the Corporation’s Proxy Statement for the 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”) as set forth below in accordance with General Instruction G.3 of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant

Information with respect to this Item 10 is set forth in the sections entitled “Election of Directors,” “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee,” “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors – Code of Ethics” of the 2004 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to this Item 11 is set forth in the sections entitled “Executive Compensation and Related Transactions – Executive Officer Compensation,” “– Stock Options” and “– Employment Agreement” and “Corporate Governance and the Board of Directors – Director Compensation” in the 2004 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to this Item 12 is set forth in the sections entitled “Stock Ownership” and “Executive Compensation and Related Transactions – Equity Compensation Plan Information” in the 2004 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to this Item 13 is set forth in the section entitled “Executive Compensation and Related Transactions – Certain Relationships and Related Transactions” in the 2004 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information with respect to this Item 14 is set forth in the section entitled “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approved Services” in the 2004 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Reports on Form 8-K

(a)	(1) and (2). The response to this portion of Item 15 is included in Item 8 above.

(3). Exhibits:

3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 0-18868).

3.2	Bylaws (as amended and restated in electronic format as of August 12, 2003), incorporated herein by reference to Exhibit 3.2 to the Corporation’s Registration Statement on Form S-1, as amended, filed October 10, 2003 (File No. 333-109656).

10.1	401(k) Plan of Marathon Financial Corporation, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Registration Statement on Form S-1 filed August 26, 1992 (File No. 33-51366).

10.2	Lease between The Marathon Bank and Post Office Plaza, L.C. for the branch office at 300 Warren Avenue, Front Royal, Virginia, incorporated herein by reference to Exhibit 10.3 to the Corporation’s Registration Statement on Form S-1 filed July 26, 1992 (File No. 333-08995).

10.3	Lease between The Marathon Bank and the Lessor, James Butcher, for the branch office at 1041 Berryville Avenue, Winchester, Virginia, incorporated herein by reference to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-18868).

10.4	Lease between The Marathon Bank and the Lessors, Keith R. Lantz and Mary G. Lantz, for land at 1014 Main Street, Woodstock, Virginia, incorporated by reference herein by reference to Exhibit 10.5 to the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-18868).

10.5	1996 Long-Term Incentive Plan of Marathon Financial Corporation, incorporated herein by reference to Exhibit 99 to the Corporation’s Registration Statement on Form S-8 filed November 26, 1997 (File No. 333-41163).*

10.6	2002 Long-Term Incentive Plan of the Corporation, incorporated herein by reference to Exhibit 99 to the Corporation’s Registration Statement on Form S-8 filed December 3, 2002 (File No. 333-101619).*

10.7	Salary Reduction Deferred Compensation Agreement, dated as of September 22, 1998, between The Marathon Bank and Donald L. Unger, incorporated herein by reference to Exhibit 10.8 to the Corporation’s Registration Statement on Form S-1, as amended, filed October 10, 2003 (File No. 333-109656).*

10.8	Employment Agreement, dated as of April 1, 1998, between Marathon Financial Corporation and Donald L. Unger.*

21.1	Subsidiaries of Premier Community Bankshares, Inc., incorporated by reference herein by reference to Exhibit 21 to the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-18868).

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*	Management contract or compensatory plan or arrangement.

(All exhibits not incorporated herein by reference are attached as exhibits to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.)

(b)	Reports on Form 8-K.

On October 20, 2003, the Corporation furnished a Current Report on Form 8-K dated April 16, 2003 to report under Item 12, and incorporate by reference therein, three press releases that reported the Corporation’s financial results for each of the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

(c)	Exhibits

See Item 15(a)(3) above.

(d)	Financial Statement Schedules

See Item 15(a)(2) above.

(All signatures are included with the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER COMMUNITY BANKSHARES, INC.

Date: March 22, 2004	By:	/s/ Donald L. Unger
Donald L. Unger
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald L. Unger Donald L. Unger	President and Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2004

/s/ Frederick A. Board Frederick A. Board	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2004

/s/ John K. Stephens John K. Stephens	Chairman of the Board and Director	March 22, 2004

/s/ Walter H. Aikens Walter H. Aikens	Director	March 22, 2004

/s/ Clifton L. Good Clifton L. Good	Director	March 22, 2004

/s/ Stephen T. Heitz Stephen T. Heitz	Director	March 22, 2004

Signature	Title	Date
/s/ Joseph W. Hollis Joseph W. Hollis	Director	March 22, 2004

/s/ Meryl G. Kiser Meryl G. Kiser	Director	March 22, 2004

/s/ Wayne B. Ruck Wayne B. Ruck	Director	March 22, 2004

/s/ Paul R. Yoder, Jr. Paul R. Yoder, Jr.	Director	March 22, 2004