Form 10-Q
period 2004-03-31
PREMIER COMMUNITY BANKSHARES INC
filed 2004-05-13
CIK 854399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(Registrant’s telephone number, including area code) (540) 869-6600

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,886,734, $1.00 par value, as of May 11, 2004.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets

(In Thousands, Except for Share Data)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets:
Cash and due from banks	$25,067	$22,394
Interest-bearing deposits in other banks	181	208
Federal funds sold	6,692	16,901
Securities available for sale, at fair value	16,176	15,694
Securities held to maturity (fair value: March 31, 2004, $8,099; December 31, 2003, $8,207)	8,159	8,357
Loans, net of allowance for loan losses (allowance: $4,525 March 31, 2004, $4,104 December 31, 2003)	422,709	382,459
Bank premises and equipment, net	11,569	10,962
Accrued interest receivable	1,457	1,678
Other real estate	—	67
Other assets	6,229	4,179

	$498,239	$462,899

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$67,472	$61,123
Savings and interest-bearing demand deposits	138,436	130,312
Time deposits	218,656	205,910

Total deposits	424,564	397,345
Federal Home Loan Bank advances	10,000	10,000
Short-term borrowings	7,467	541
Accounts payable and accrued expenses	2,769	2,948
Capital lease payable	185	188
Trust Preferred Capital Notes	13,000	13,000

	$457,985	$424,022

Shareholders’ Equity:
Preferred stock, Series A, 5% noncumulative, no par value; 1,000,000 shares authorized and unissued	—	—
Common stock, $1 par value, 20,000,000 shares authorized March 31, 2004, 4,886,484 shares issued and outstanding; December 31, 2003, 4,881,084 shares issued and outstanding	4,887	4,881
Capital surplus	19,349	19,328
Retained earnings	15,721	14,400
Accumulated other comprehensive income	297	268

Total shareholders’ equity	40,254	38,877
	$498,239	$462,899

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income

(In Thousands, Except for Share Data)

	(Unaudited)
	For the Three Months Ended March 31,
	2004	2003
Interest and dividend income:
Interest and fees on loans	$6,822	$5,905
Interest on investment securities
Nontaxable	47	56
Taxable	70	87
Interest and dividends on securities available for sale:
Nontaxable	66	41
Taxable	80	86
Dividends	14	10
Interest on deposits in banks	1	6
Interest on federal funds sold	50	59

Total interest and dividend income	$7,150	$6,250

Interest expense:
Interest on deposits	$1,784	$1,985
Interest on capital lease obligations	4	4
Interest on borrowings	248	161

Total interest expense	$2,036	$2,150

Net interest income	$5,114	$4,100
Provision for loan losses	429	240

Net interest income after provision for loan losses	$4,685	$3,860

Noninterest income
Service charges on deposit accounts	$721	$362
Commissions and fees	147	194
Other	167	46

Total noninterest income	$1,035	$602

Noninterest expense
Salaries and employees	$2,004	$1,497
Net occupancy expense of premises	209	158
Furniture and equipment	235	218
Other	1,333	938

Total noninterest expenses	$3,781	$2,811

Income before income taxes	$1,939	$1,651
Provision for income taxes	618	547

Net income	$1,321	$1,104

Average shares:
Basic	4,883,804	4,560,791
Assuming dilution	5,045,687	4,680,790

Earnings per common per share:
Basic	$0.27	$0.24
Assuming dilution	$0.26	$0.24

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2004 and 2003

(In Thousands)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2002	$4,555	$14,977	$10,023	$269		$29,824
Comprehensive Income
Net income			1,104		$1,104	1,104
Other comprehensive income, net of tax			—		—	—
Unrealized gain on available for sale securities (net of tax $29)				$57	57	57

Total comprehensive income					$1,161

Issuance of common stock - exercise of stock options (7,100 shares)	7	43				50

Balances - March 31, 2003	$4,562	$15,020	$11,127	$326		$31,035

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2003	$4,881	$19,328	$14,400	$268		$38,877
Comprehensive Income
Net income			1,321		$1,321	1,321
Other comprehensive income, net of tax			—		—	—
Unrealized gain on available for sale securities (net of tax $15)				29	29	29

Total comprehensive income					$1,350

Issuance of common stock - exercise of stock options (5,400 shares)	6	21				27

Balances - March 31, 2004	$4,887	$19,349	$15,721	$297		$40,254

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003

(In Thousands)

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,321	$1,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization	246	199
Net amortization and (accretion) on securities	13	3
Provision for loan loss	429	240
Gain on sale of other real estate	(7)	—
Changes in assets and liabilities:
(Increase) in other assets	(1,186)	(68)
Decrease in accrued interest receivable	221	4
Increase (Decrease) in accounts payable and accrued expenses	(213)	439
Increase in interest expense payable	34	3

Net cash provided by operating activities	$858	$1,924

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments on securities held to maturity	$196	$558
Proceeds from maturities, calls and principal payments on securities available for sale	1,131	3,511
Purchase of securities available for sale	(1,580)	(1,256)
Purchase of securities held to maturity	—	(1,806)
Net (increase) in loans	(40,679)	(20,658)
Proceeds from sale of other real estate	74	—
Purchase of bank premises and equipment	(853)	(1,118)

Net cash used in investing activities	$(41,711)	$(20,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits and interest bearing deposits	$12,746	$11,670
Net increase in certificates of deposits	14,473	10,598
Net increase in borrowings	6,926	1,760
Principal payments on capital lease obligation	(3)	(2)
Cash dividends paid	(879)	(683)
Proceeds from issuance (repurchase) of common stock	27	50

Net cash provided by financing activities	$33,290	$23,393

Increase (decrease) in cash and cash equivalents	$(7,563)	$4,548
Beginning	39,503	43,784

Ending	$31,940	$48,332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,047	$2,148

Income taxes	—	—

Change in unrealized gain on securities available for sale	$44	$86

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months Ended March 31, 2004 and 2003

Note 1. Accounting Policies

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) at March 31, 2004 and December 31, 2003, and the result of operations and cash flows for the three months ended March 31, 2004 and 2003. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	March 31,
	2004	2003
	In Thousands
Net Income, as reported	$1,321	$1,104
Total stock-based compensation expense determined under fair value based method for all rewards	(31)	(29)

Pro forma net income	$1,290	$1,075

Basic earnings per share
As reported	$0.27	$0.24

Pro forma	$0.26	$0.24

Diluted earnings per share
As reported	$0.26	$0.24

Pro forma	$0.26	$0.23

Note 2. Results of Operations

The results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 3. Securities

Securities held to maturity as of March 31, 2004 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2004
U.S. Government and federal agencies	$897	$8	$0	$905
Obligations of state and political subdivisions	4,565	210	(207)	4,568
Trust Preferred Securities	2,697	0	(71)	2,626

	$8,159	$218	$(278)	$8,099

Securities available for sale as of March 31, 2004 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2004
U.S. Government and federal agencies	$6,269	$108	$0	$6,377
Obligations of state and political subdivisions	6,692	277	0	6,969
Corporate bonds	250	46	0	296
Mortgage-backed securities	513	19	0	532
Other	2,002	0	0	2,002

	$15,726	$450	$0	$16,176

Note 4. Loans.

	March 31, 2004	December 31, 2003
	(In Thousands)
Loans secured by real estate:
Construction and land development	82,987	66,501
Secured by farmland	4,668	4,890
Secured by 1-4 family residential	109,921	101,548
Multi-family residential	16,733	15,432
Nonfarm, nonresidential	123,556	120,675
Loans to farmers (except those secured by real estate)	358	197
Commercial loans (except those secured by real estate)	59,389	49,735
Loans to individuals (except those secured by real estate)	24,979	23,296
All other loans	4,643	4,289

Total loans	$427,234	$386,563
Allowance for loan losses	4,525	4,104

Loans, net	$422,709	$382,459

Impaired loans totaled $1.8 million at March 31, 2004 and $2.4 million at December 31, 2003. Non-accrual loans excluded from impaired loans disclosure under FASB 114 amounted to $315 thousand at March 31, 2004. There were no non-accrual loans excluded from impaired loans disclosure under FASB 114 at December 31, 2003.

Note 5. Reserve for Loan Losses.

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors including changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality, which includes the assessment of problem loans and an analysis of anticipated economic conditions in the market area. An analysis of the allowance for loan losses, including charge-off activity, is presented below for the quarters ended March 31, 2004 and 2003.

	March 31,
(In thousands)	2004	2003
Balance, beginning of period	$4,104	$3,340
Less Charge-off’s:
Commercial	0	24
Real estate-mortgage	0	0
Real estate-construction	0	0
Consumer installment loans	47	52

Total	$47	$76
Plus Recoveries:
Commercial	$5	$0
Real estate-mortgage	$0	0
Real estate-construction	$0	0
Consumer installment loans	$34	21

Total	$39	$21
Additions charged to operating expense	$429	$240
Balance, end of period	$4,525	$3,525

The following is a summary of information pertaining to risk elements and impaired loans for the periods ended March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
	(In Thousands)
Non-accrual loans	$406	$497
Loans past due 90 days or more and still accruing interest	803	946
Restructured loans	0	0

	$1,209	$1,443

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

Note 6. Earnings Per Share

	March 31, 2004		March 31, 2003
	Shares	Amount	Shares	Amount
Basic earnings per share	4,883,804	$0.27	4,560,791	$0.24
Effect of dilutive securities:
Stock options	161,883		119,999
Diluted earnings per share	5,045,687	$0.26	4,680,790	$0.24

Note 7. Other Expenses

The Corporation and its subsidiaries had the following other expenses for the three months ended March 31, 2004 and 2003.

	2004	2003
	(In Thousands)
Advertising	$133	$105
ATM Expense	86	74
Directors’ fees	88	169
Postage Expense	66	84
Stationery and Supplies	131	125
Other (no item >1% of revenue)	829	381

	$1,333	$938

Note 8. Recent Accounting Pronouncements

There were no new accounting pronouncements in the first quarter of 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Summary

General

Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) is a Virginia multi-bank holding company headquartered in Winchester, Virginia. The Corporation owns The Marathon Bank and Rockingham Heritage Bank and its subsidiary, RHB Services, Inc. The consolidated financial statements include the accounts of Premier and its wholly-owned subsidiaries. All significant inter-company accounts have been eliminated.

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

The Corporation intends to organize a third bank in West Virginia, which will be named Premier Bank. The Corporation plans to locate Premier Bank’s headquarters in Martinsburg and its initial branch office in Shepherdstown in West Virginia. State and federal regulatory approvals to operate Premier Bank have been received. Because of the slower than anticipated approvals from the planning commissions in Jefferson and Berkeley counties, construction of the two banking offices has been delayed. Therefore, the opening date of Premier Bank is projected to be the first quarter of 2005, rather than the originally anticipated fourth quarter of 2004. Premier Bank will offer a wide variety of deposits and loans, including residential loans, commercial loans and commercial construction and development loans. The Corporation currently operates a loan production office in Martinsburg, until the new bank is fully operational.

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

Net Income

Net income for the quarter ended March 31, 2004 was $1.3 million compared to $1.1 million for the same period in 2003. This is an increase of $217 thousand or 19.7% over the same period in 2003. The provision for income tax expense increased $71 thousand or 13.0% from $547 thousand for the first quarter of 2003 to $618 thousand for the same period in 2004. The return on assets was unchanged from the first quarter 2003 at 1.12%. Return on equity was 13.39% and 14.71% for the first quarter of 2004 and 2003, respectively.

Total Assets

Total assets of Premier increased to $498.2 million at March 31, 2004 compared to $462.9 million at December 31, 2003, representing an increase of $35.3 million or 7.6%. Total loans at March 31, 2004, were $427.2 million, of which $337.9 million were loans secured by real estate. The remaining loans consisted of $59.4 million in commercial loans, $25.0 million in consumer installment loans and $5.0 million in all other loans. Net loans at March 31, 2004 increased $40.2 million or 10.5% from the December 31, 2003 balance of $382.5 million. The loan to deposit ratio was 99.5% as of March 31, 2004 and 90.6% as of March 31, 2003. The loan growth has been generated by a strong local market that is diverse in several areas of the economy and the new loan production office in Martinsburg, West Virginia. Premier has also been able to increase its customer base due to the fact that recent mergers and consolidations of competitor offices in its market area have led customers to its community banks.

The investment portfolio increased 1.2% to $24.3 million at March 31, 2004 compared to $24.1 million at December 31, 2003. Federal funds sold decreased from $16.9 million at December 31, 2003, to $6.7 million at March 31, 2004, as these funds were converted to meet loan demand. Total average earning assets increased by $38.4 million or 9.6% to $437.3 million at March 31, 2004 compared to December 31, 2003.

Allowance for Loan Losses

We maintain the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. Specific reserves by loan type are established based on overall historical losses, anticipated losses, and inherit risk. Additionally, specific reserves for individual loans are established depending on the severity of the potential loss. Loans are individually reserved once classified as a “watch item” by management. A higher percentage of the loan is reserved for individual loans with a more severe classification. The adequacy of the provision for loan losses is reviewed regularly by management through consideration of several factors including changes in character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality, which includes the identification and assessment of problem loans and an analysis of anticipated economic conditions in the market area.

The allowance for loan losses, as of March 31, 2004, was $4.5 million. This is an increase of $421 thousand or 10.3% from December 31, 2003. This gives the Corporation a 1.06% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

Total deposits increased to $424.6 million at March 31, 2004, from a balance of $397.3 million at December 31, 2003, which is an increase of $27.2 million or 6.9%. Non-interest bearing deposits have increased to $67.5 million at March 31, 2004, an increase of $6.3 million or 10.4% from December 31, 2003. During this period, interest bearing checking and savings accounts increased $8.1 million or 6.2% to $138.4 million. The balance in time deposits was $218.7 million at the end of the first quarter reflecting an increase of $12.7 million or 6.2% over the end of the year. At March 31, 2004, non-interest bearing deposits represented 15.9% of total deposits as compared to 15.4% at year-end 2003. Low cost interest bearing deposits including savings and interest bearing checking were 32.6%, which was down slightly from 32.8% at December 31, 2003. Time deposits represented 51.5% of total deposits at March 31, 2004, a decrease from 51.8% at year-end. Short-term borrowings increased $6.9 million over the year-end 2003 balance, while Federal Home Loan Bank advances have remained unchanged at $10.0 million.

Shareholders’ Equity

Total equity has increased by $1.4 million or 3.5% since December 31, 2003. The increase was due to a net profit of $1.3 million for the first three months of 2004. Stock options totaling $27 thousand were exercised. Accumulated other comprehensive income increased $29 thousand, net of tax. The primary capital to assets ratio is 8.1%.

Interest Income

Interest income totaled $7.1 million for the three months ended March 31, 2004, $900 thousand or 14.4% higher than the three months ended March 31, 2003. Interest and fees on loans comprise the vast majority of interest income with $6.8 million for the first three months of 2004. Interest income from investment securities dropped by $8 thousand from the first quarter of 2003 due to maturing and called securities being replaced with lower yielding securities. Interest income on federal funds, the third major component of the bank’s investments, decreased $9 thousand or 15.3%. This decrease is a direct result of the decline in federal funds sold, as these balances were converted to fund loan demand.

Interest Expense

Total interest expense for the three months ended March 31, 2004 was $2.0 million, $114 thousand or 5.3% lower than the three months ended March 31, 2003. Interest on deposits for the three-month period in 2004 decreased by $201 thousand or 10.1% over the same period in 2003. This decline is attributable to the decline in interest rates being paid on deposits. Interest on borrowings increased by $87 thousand or 54.0% over the same period last year. This increase in interest expense is a result of an increase in short-term borrowings to fund loan demand and the increase in outstanding Trust Preferred Capital Notes, which occurred in the third quarter of 2003.

Net Interest Income

Net interest income for the three months ended March 31, 2004 was $5.1 million, $1.0 million or 24.7% higher than the three months ended March 31, 2003. This increase is the result of the combination of the growth in average earning assets of $38.4 million and the decline in interest expense discussed above. The net interest margin increased by 22 basis points to 4.73% for the three months ended March 31, 2004 from 4.53% for the same period of 2003. The impact on the margin was mitigated to a certain extent because of Premier’s liability sensitive status for interest bearing balances maturing or repricing within one year.

Noninterest Income

Total noninterest income for the three months ended March 31, 2004 was $1.0 million, an increase of $433 thousand or 71.9% over the 2003 amount of $602 thousand. The majority of the increase resulted from additional fees charged for services such as overdraft charges, check fees and ATM fees due to an increasing number of customer accounts and the addition of an overdraft protection program. Commissions and fees income decreased $47 thousand or 24.2% as a result of decreased secondary market mortgage commissions. Other noninterest income increased $121 thousand as a result of income received on bank-owned life insurance.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2004 was $3.8 million, $970 thousand or 34.5% higher than the three months ended March 31, 2003. Salary expense increased $507 thousand or 33.9%, and occupancy expenses increased by $51 thousand over the same period in 2003. The net increase in these expenses is in part a result of additional staffing to handle the growth of the Corporation, the expenses associated with opening additional branches (including the loan production office in West Virginia), and the costs involved in processing an increasing number of accounts and transactions. The Corporation’s efficiency ratio was 60.9% for the three months ended March 31, 2004 compared to 59.2% for the same period in 2003.

Liquidity

Premier’s liquidity requirements are measured by the need to meet deposit withdrawals, fund loans, meet reserve requirements and maintain cash levels necessary for daily operations. To meet liquidity requirements, Premier maintains cash reserves and has an adequate flow of funds from maturing loans, securities, and short-term investments. In addition, Premier’s subsidiary banks have the ability to borrow additional funds from various sources. Short-term borrowings are available from federal funds facilities at correspondent banks and from the discount window of the Federal Reserve Bank. Long-term borrowings are available from the Federal Home Loan Bank. The Corporation considers its sources of liquidity to be ample to meet its estimated needs.

Capital Resources

The Corporation’s risk-based capital position at March 31, 2004 was $53.0 million, or 12.7% of risk-weighted assets, for Tier I capital, and $57.5 million, or 13.8% for total risk based capital. Tier I capital consists primarily of common shareholders’ equity and qualifying Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to total shareholders’ equity. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Corporation expects,” “the Corporation believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Corporation, changing trends in customer profiles and changes in laws and regulations applicable to the Corporation. Although the Corporation believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Corporation will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For additional information on known and unknown risks, see the “Caution About Forward Looking Statements” section in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The following table represents the interest rate sensitivity on net income for the Corporation using different rate scenarios as of December 31, 2003. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2003 data.

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

Item 4. Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of March 31, 2004, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

The Corporation’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

On January 16, 2004, the Corporation filed a Current Report on Form 8-K dated January 14, 2004, that furnished under Item 12 a press release reporting its financial results for the year ended December 31, 2003.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER COMMUNITY BANKSHARES, INC.

DATE: 5/11/04	/s/ JOHN K. STEPHENS
JOHN K. STEPHENS
CHAIRMAN

DATE: 5/11/04	/s/ DONALD L. UNGER
DONALD L. UNGER
PRESIDENT & CEO

DATE: 5/11/04	/s/ FREDERICK A. BOARD
FREDERICK A. BOARD
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.