Form 10-Q
period 2004-06-30
PREMIER COMMUNITY BANKSHARES INC
filed 2004-08-13
CIK 854399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,890,423, $1.00 par value, as of August 9, 2004.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets

(In Thousands, Except for Share Data)

	June 30, 2004 (Unaudited)	December 31, 2003
Assets:
Cash and due from banks	$25,622	$22,394
Interest-bearing deposits in other banks	164	208
Federal funds sold	26,387	16,901
Securities available for sale, at fair value	17,509	15,694
Securities held to maturity (fair value: June 30, 2004, $7,858; December 31, 2003, $8,207)	8,203	8,357
Loans, net of allowance for loan losses of $4,786 June 30, 2004, $4,104 December 31, 2003	445,073	382,459
Bank premises and equipment, net	11,723	10,962
Accrued interest receivable	1,700	1,678
Other real estate	132	67
Other assets	6,307	4,179

	$542,820	$462,899

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$73,269	$61,123
Savings and interest-bearing demand deposits	141,290	130,312
Time deposits	240,406	205,910

Total deposits	454,965	397,345
Federal Home Loan Bank advances	30,000	10,000
Short-term borrowings	533	541
Accounts payable and accrued expenses	2,673	2,948
Capital lease payable	183	188
Trust Preferred Capital Notes	13,000	13,000

	$501,354	$424,022

Shareholders’ Equity:
Preferred stock, Series A, 5% noncumulative, no par value; 1,000,000 shares authorized and unissued	$0	$0
Common stock, $1 par value, 20,000,000 shares authorized June 30, 2004, 4,890,423 shares issued and outstanding; December 31, 2003, 4,881,084 shares issued and outstanding	4,890	4,881
Capital surplus	19,338	19,328
Retained earnings	17,224	14,400
Accumulated other comprehensive income	14	268

Total shareholders’ equity	41,466	38,877

	$542,820	$462,899

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income

(In Thousands, Except for Share Data)

	(Unaudited)		(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest and dividend income:
Interest and fees on loans	$7,177	$6,256	$13,999	$12,161
Interest on investment securities:
Nontaxable	47	55	94	111
Taxable	71	79	141	166
Interest and dividends on securities available for sale:
Nontaxable	68	58	134	99
Taxable	79	79	159	165
Dividends	27	27	41	37
Interest on deposits in banks	0	0	1	3
Interest on federal funds sold	25	58	75	120

Total interest and dividend income	$7,494	$6,612	$14,644	$12,862

Interest expense:
Interest on deposits	$1,839	$1,917	$3,623	$3,902
Interest on capital lease obligations	3	4	7	8
Interest on borrowings	269	178	517	339

Total interest expense	$2,111	$2,099	$4,147	$4,249

Net interest income	$5,383	$4,513	$10,497	$8,613
Provision for loan losses	316	250	745	490

Net interest income after prov. for loan losses	$5,067	$4,263	$9,752	$8,123

Noninterest income:
Service charges on deposit accounts	$809	$731	$1,530	$1,093
Commissions and fees	228	251	375	445
Other	135	77	302	123

Total noninterest income	$1,172	$1,059	$2,207	$1,661

Noninterest expense:
Salaries and employee benefits	$2,166	$1,627	$4,170	$3,124
Net occupancy expense of premises	228	146	436	304
Furniture and equipment	272	163	507	381
Other	1,381	1,281	2,715	2,219

Total noninterest expenses	$4,047	$3,217	$7,828	$6,028

Income before income taxes	$2,192	$2,105	$4,131	$3,756

Provision for income taxes	689	659	1,307	1,206

Net income	$1,503	$1,446	$2,824	$2,550

Average shares:
Basic	4,887,088	4,562,584	4,885,455	4,561,692
Assuming dilution	5,048,158	4,694,407	5,046,932	4,687,603

Earnings per common share:
Basic	$0.31	$0.32	$0.58	$0.56
Assuming dilution	0.30	0.31	0.56	0.54

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2004 and 2003

(In Thousands, Except for Share Data)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2002	$4,555	$14,977	$10,023	$269		$29,824

Comprehensive Income
Net income			2,550		2,550	2,550
Other Comprehensive Income, unrealized gain on available for sale securities (net of tax $86)				169	169	169

Total comprehensive income					$2,719

Issuance of common stock-
exercise of stock options (7,100 shares)	7	43				50

Balances – June 30, 2003	$4,562	$15,020	$12,573	$438		$32,593

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2003	$4,881	$19,328	$14,400	$268		$38,877

Comprehensive Income
Net income			2,824		$2,824	2,824

Other Comprehensive Income (Loss), unrealized loss on available for sale securities (net of tax $132)				(254)	(254)	(254)

Total comprehensive income					$2,570

Issuance of common stock-
exercise of stock options (12,650 shares)	12	65				77
exercise of cashless options (3,261 shares)	(3)	(55)				(58)

Balances – June 30, 2004	$4,890	$19,338	$17,224	$14		$41,466

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(In Thousands)

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,824	$2,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	513	416
Net amortization and (accretion) on securities	23	7
Provision for loan loss	745	490
Gain on sale of other real estate	(7)	—
Changes in assets and liabilities:
(Increase) in other assets	(2,053)	(55)
(Increase) in accrued interest receivable	(22)	(17)
Increase in accounts payable and accrued expenses	592	585
Increase (Decrease) in interest expense payable	11	(9)

Net cash provided by operating activities	$2,626	$3,967

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments
on securities held to maturity	$150	$1,069
Proceeds from maturities, calls and principal payments
on securities available for sale	1,213	3,732
Purchase of securities available for sale	(3,433)	(2,341)
Purchase of securities held to maturity	—	(1,806)
Net (increase) in loans	(63,359)	(37,732)
Purchase of bank premises and equipment	(1,274)	(1,953)

Net cash used in investing activities	$(66,703)	$(39,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in interest bearing deposits	$45,474	$29,608
Net increase in non interest bearing deposits	12,146	3,502
Net increase in borrowings	19,992	1,996
Principal payments on capital lease obligation	(5)	(4)
Cash dividends paid	(879)	(683)
Net Proceeds from issuance of common stock	19	50

Net cash provided by financing activities	$76,747	$34,469

Increase (decrease) in cash and cash equivalents	$12,670	$(595)
Beginning	39,503	43,785

Ending	$52,173	$43,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$4,136	$4,264

Income taxes	$1,154	$1,206

Change in unrealized gain on securities available for sale	$(386)	$255

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Accounting Policies

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) at June 30, 2004 and December 31, 2003, and the results of operations and cash flows for the six months ended June 30, 2004 and 2003. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Six Months Ended June 30,
	2004	2003
	In Thousands
Net Income, as reported	$2,824	$2,550
Total stock-based compensation expense determined under fair value based method for all rewards	(78)	(58)

Pro forma net income	$2,746	$2,492

Basic earnings per share
As reported	$0.58	$0.56

Pro forma	$0.56	$0.55

Diluted earnings per share
As reported	$0.56	$0.54

Pro forma	$0.54	$0.53

Note 2. Results of Operations

The results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 3. Securities

The amortized cost and fair values of the securities held to maturity as of June 30, 2004, were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2004 (In Thousands)
U.S. Government and federal agencies	$897	$0	$(19)	$878
Obligations of state and political subdivisions	4,565	39	(250)	4,354
Mortgage-backed securities	0	0	0	0
Other	2,741	0	(115)	2,626

	$8,203	$39	$(384)	$7,858

Securities available for sale as of June 30, 2004 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2004 (In Thousands)
U.S. Government and federal agencies	$7,745	$33	$0	$7,778
Obligations of state and political subdivisions	6,680	0	(51)	6,629
Corporate bonds	250	31	0	281
Mortgage-backed securities	441	8	(1)	448
Restricted securities	2,373	0	0	2,373

	$17,489	$72	$(52)	$17,509

Note 4. Loans.

The consolidated loan portfolio was composed of the following at the dates indicated:

	June 30, 2004	December 31, 2003
	(In Thousands)
Loans secured by real estate:
Construction and land development	85,680	66,501
Secured by farmland	4,292	4,890
Secured by 1-4 family residential	118,693	101,548
Multi-family residential	18,307	15,432
Nonfarm, nonresidential	130,107	120,675
Loans to farmers (except those secured by real estate)	919	197
Commercial loans (except those secured by real estate)	60,612	49,735
Loans to individuals (except those secured by real estate)	28,169	23,296
All other loans	3,080	4,289

Total loans	$449,859	$386,563

Allowance for loan losses	4,786	4,104

Loans, net	$445,073	$382,459

Impaired loans totaled $1.8 million at June 30, 2004 and $2.4 million at December 31, 2003. Non-accrual loans excluded from impaired loans disclosure under FASB 114 amounted to $135 thousand at June 30, 2004. There were no non-accrual loans excluded from impaired loans disclosure under FASB 114 at December 31, 2003.

Note 5. Reserve for Loan Losses.

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors including changes in the character and size of the loan portfolio and related loan experience, a review and examination of overall loan quality which includes the assessment of problem loans and an analysis of anticipated economic condition in the market area. An analysis of the allowance for loan losses, including charge-off activity, is presented below for the six months ended June 30, 2004 and 2003.

	June 30,
(In thousands)	2004	2003
Balance, beginning of period	$4,104	$3,340
Less Charge-off’s:
Commercial	0	27
Real estate-mortgage	10	0
Real estate-construction	0	0
Credit Cards	15	10
Consumer installment loans	106	64

Total	$131	$101

Plus Recoveries:
Commercial	$0	$3
Real estate-mortgage	0	0
Real estate-construction	0	0
Credit Cards	5	1
Consumer installment loans	63	31

Total	$68	$35

Additions charged to operating expense	$745	$490

Balance, end of period	$4,786	$3,764

The following is a summary of information pertaining to risk elements and impaired loans for the periods ended June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
	(In Thousands)
Non-accrual loans	$259	$497
Loans past due 90 days or more and still accruing interest	678	946
Restructured loans	0	0

	$937	$1,443

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well–secured and in process of collection. Loans are placed on non-accrual at an earlier date or charged off if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Note 6. Earnings Per Share

	For the Six Months Ended:
	June 30, 2004		June 30, 2003
	Shares	Amount	Shares	Amount
Basic earnings per share	4,885,455	$0.58	4,561,692	$0.56

Effect of dilutive securities:
Stock options	161,477		125,911

Diluted earnings per share	5,046,932	$0.56	4,687,603	$0.54

Note 7. Other Expenses

The Corporation and its subsidiaries had the following other expenses for the six months ended June 30, 2004 and 2003.

	2004	2003
	(In Thousands)
Advertising	$264	$290
ATM Expense	185	150
Directors’ Fees	184	158
Postage Expense	141	143
Stationery and Supplies	207	278
Other (no item >1% of revenue)	1,734	1,200

	$2,715	$2,219

Note 8. Recent Accounting Pronouncements

There were no new accounting pronouncements in the second quarter of 2004 that had an impact on the Corporation.

Item 2. MANAG EMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Corporation intends to organize a third bank in West Virginia, which will be named Premier Bank. The Corporation plans to locate Premier Bank’s headquarters in Martinsburg and its initial branch office in Shepherdstown in West Virginia. State regulatory approvals to operate Premier Bank and FDIC approval have been received. Because of the slower than anticipated approvals from the planning commissions in Jefferson and Berkeley counties, construction of the two banking offices has been delayed. Therefore, the opening date of Premier Bank is projected to be the first quarter of 2005, rather than the originally anticipated fourth quarter of 2004. Premier Bank will offer a wide variety of deposits and loans, including residential loans, commercial loans and commercial construction and development loans. The Corporation currently operates a loan production office in Martinsburg, until the new bank is fully operational.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingences, which requires that losses be accrued when they are probable of occurring and estimatable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Premier’s allowance for loan losses is determined by evaluating its loan portfolio on a monthly basis. Particular attention is paid to individual loan performance, collateral values, borrower financial condition and overall economic conditions. The evaluation includes a close review of the internal watch list and other non-performing loans. Management uses three steps in calculating the balance of the reserve. The first step is the specific classification which examines problem loans and applies a weight factor to each category. The weight factor is based upon historical data and the loans within each category are reviewed on a monthly basis to determine changes in their status. The second step applies a predetermined rate against total loans with unspecified reserves. Again, this rate is based upon experience and can change over time. The third step is an unallocated allowance which is determined by economic events and conditions that may have a real, but as yet undetermined, impact upon the portfolio. Each of these steps is based on data that can be subjective and the actual losses may be greater or less than the amount of the allowance. However, management feels that the allowance represents a reasonable assessment of the risk imbedded in the portfolio.

Net Income

Net income for the quarter ending June 30, 2004 was $1.5 million compared to $1.4 million for the same period in 2003. This is an increase of $57 thousand or 3.9% over the same period in 2003. The provision for income tax expense increased $30 thousand from $659 thousand in 2003 to $689 thousand in 2004. The annualized return on assets was 1.17% for the second quarter of 2004 as compared to 1.37% for the same period of 2003. Annualized return on equity was 14.81% and 18.25% for the second quarters of 2004 and 2003, respectively.

Net income for the six months ending June 30, 2004 was $2.8 million compared to $2.6 million for the same period in 2003. This is an increase of $274 thousand or 10.7% over the same period in 2003. The provision for income tax expense increased $101 thousand from $1.2 million in 2003 to $1.3 million in 2004. The annualized return on assets was 1.15% for the first six months of 2004 as compared to 1.25% for the same period in 2003. For the first half of 2004 the annualized return on equity was 14.09% compared to 16.52% for the same period in 2003.

Total Assets

Total assets of Premier increased to $542.8 million at June 30, 2004 compared to $462.9 million at December 31, 2003 representing an increase of $79.9 million or 17.3%. Total loans at June 30, 2004, were $449.9 million of which $357.1 million were loans secured by real estate. The remaining loans consisted of $60.6 million in commercial loans, $28.2 million in consumer installment loans and $4.0 million in all other loans. Net loans at June 30, 2004, were $445.1 million, an increase of $62.6 million or 16.4%

from the December 31, 2003 balance of $382.5 million. The loan to deposit ratio was 98.9% as of June 30, 2004 and 97.3% as of December 31, 2003. Steady loan demand in an expanding market generated the loan growth experienced for the first six months of 2004.

The investment portfolio increased 6.9% to $25.7 million at June 30, 2004 compared to $24.1 million at December 31, 2003. Federal funds sold increased $9.5 million to $26.4 million at June 30, 2004 compared to $16.9 million at December 31, 2003. Total interest earning assets increased $74.0 million or 17.30% from December 31, 2003 to June 30, 2004. This increase was primarily the result of the increase in outstanding loan balances.

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

The allowance for loan losses, as of June 30, 2004, was $4.8 million. This is an increase of $682 thousand or 16.6% from December 31, 2003. This gives the Corporation a 1.06% allowance for loan losses to total loans. Management has completed an analysis on the reserve and believes the reserve is adequate.

Liabilities

Total deposits increased to $455.0 million at June 30, 2004, from a balance of $397.3 million at December 31, 2003, which is an increase of $57.6 million or 14.5%. Non-interest bearing deposits have increased to $73.3 million as of June 30, 2004, an increase of $12.1 million or 19.9% from the amount at December 31, 2003. During this period interest bearing checking and savings accounts increased $11.0 million or 8.4% to $141.3 million. The balance in time deposits was $240.4 million at the end of the second quarter reflecting an increase of $34.5 million or 16.8% over the amount at the end of the year. As of June 30, 2004 non-interest bearing deposits represented 16.1% of total deposits as compared to 15.4% at year-end 2003. Low cost interest-bearing deposits including savings and interest bearing checking were 31.1% of total deposits. Time deposits represented 52.8% of total deposits at June 30, 2004, up slightly from 51.8% at year-end. The increase in time deposits is the result of Premier’s ability to offer competitive rates in its market area.

Shareholders’ Equity

Total equity has increased by $2.6 million or 6.7% since December 31, 2003. The increase was due to a $2.8 million net profit for the first six months plus exercised stock options of $19 thousand and a decrease of $254 thousand in accumulated other comprehensive income. The primary capital to assets ratio is 7.6%.

Interest Income

Interest income totaled $14.6 million for the six months ended June 30, 2004, $1.8 million or 13.9% higher than the amount for the six months ended June 30, 2003. Interest and fees on loans of $14.0 million comprise the vast majority of interest income. Interest income from investment securities was $569 thousand for the first six months of 2004, a decrease of $9 thousand or 1.6% from the same period 2003. Interest income on federal funds, the third major component of the Corporation’s investments, decreased $45 thousand or 37.5%. The decline in interest earned on federal funds balance was the result of decreased fed funds balances earlier in the six-month period.

Interest Expense

Total interest expense for the six months ended June 30, 2004 was $4.1 million, $102 thousand or 2.4% lower than the amount for the six months ended June 30, 2003. Interest on deposits for the six-month period decreased by $279 thousand or 7.2% over the same period in 2003. Interest on borrowings increased by $178 thousand or 52.5% over the same period last year.

Net Interest Income

Net interest income for the six months ended June 30, 2004 was $10.5 million, $1.9 million or 21.9% higher than the amount for the six months ended June 30, 2003. This increase is the result of the growth in earning assets of $111.3 million from June 2003. The combination of growth and rate changes had the effect of increasing the net interest margin to 4.68% for the six months ended June 30, 2004 from 4.66% for the same period of 2003. Premier is liability sensitive for interest bearing balances repricing or maturing within one year.

Noninterest Income

Total noninterest income for the six months ended June 30, 2004 was $2.2 million, an increase of $546 thousand or 32.9% over the 2003 amount of $1.7 million. This was the result of service charges and fees for overdraft charges, check fees and ATM fees due to an increasing number of customer accounts and the addition of an overdraft protection program.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2004 was $7.8 million, $1.8 million or 29.9% higher than the amount for the six months ended June 30, 2003. Salary expense increased $1.0 million or 33.5%, and other expense increased by $496 thousand over the same period in 2003. The net increase in other expenses is in part a result of additional staffing to handle the growth of the subsidiary banks and the costs involved in processing an increasing number of accounts and transactions. As a result of these increases, the Corporation’s efficiency ratio was 61.06% through June 30, 2004 compared to 58.26% for the same period in 2003.

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

Capital Resources

The Corporation’s risk-based capital position at June 30, 2004 was $54.5 million, or 12.23% of risk-weighted assets for Tier I capital, and $59.2 million, or 13.31% for total risk based capital. Tier I capital consists primarily of common shareholders’ equity and Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to Tier 1 Capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%. The Corporation’s issuance of $7.0 million in Trust Preferred Capital Notes in the fourth quarter of 2001 and an additional issuance of $6.0 million in the third quarter of 2003 are included in the Tier 1 capital base, and will serve as a long-term source of funding.

There have been no material changes in off-balance sheet arrangements or contractual obligations that were disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 3. QUANTI TATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table represents the interest rate sensitivity on net interest income for the Corporation using different rate scenarios as of June 30, 2004. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using June 30, 2004 data.

Change in Prime Rate	% Change in Net Interest Income
+300 basis points	+11.0%
+200 basis points	+9.0%
+100 basis points	+5.3%
Most Likely	0
-100 basis points	-5.5%
-200 basis points	-14.2%
-300 basis points	-27.8%

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

The following chart reflects the change in net market value by using June 30, 2004 data over different rate environments with a one-year horizon.

Change in Prime Rate	Change in Economic Value of Equity (dollars in thousands)
+300 basis points	$6,357
+200 basis points	6,341
+100 basis points	6,133
Most Likely	6,163
-100 basis points	5,266
-200 basis points	2,003
-300 basis points	(-3,928)

Item 4. Co ntrols and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of June 30, 2004, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Premier Community Bankshares, Inc. held its Annual Meeting of Shareholders on Tuesday, May 4, 2004 in Harrisonburg, Virginia.

(b)	Not Applicable

(c)	At the Annual Meeting, the shareholders were asked to vote on the election of three of the directors of the Company, and to ratify the appointment of the firm Yount, Hyde & Barbour, P.C. as the independent auditors for the fiscal year ending December 31, 2004.

The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD
Walter H. Aikens	4,129,556	15,431
Meryl G. Kiser	4,121,929	23,058
Paul R. Yoder, Jr.	4,135,493	9,494

The votes cast for, against or abstain to approve the ratification of Yount, Hyde & Barbour, P.C. as independent auditors for the fiscal year ending December 31, 2004 were as follows:

NAME	FOR	AGAINST	ABSTAIN
Independent Auditors -Yount, Hyde & Barbour, P.C.	4,096,094	43,414	5,479

(d)	Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

On April 15, 2004, the Corporation furnished a Current Report on Form 8-K dated April 14, 2004, that furnished under Item 12 a press release reporting its financial results for the quarter ended March 31, 2004.

SIG NATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER COMMUNITY BANKSHARES, INC.

DATE: 8/11/04	/s/ JOHN K. STEPHENS
JOHN K. STEPHENS
CHAIRMAN

DATE: 8/11/04	/s/ DONALD L. UNGER
DONALD L. UNGER
PRESIDENT AND CEO

DATE: 8/11/04	/s/ FREDERICK A. BOARD
FREDERICK A. BOARD
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.