Form 10-Q
period 2004-09-30
PREMIER COMMUNITY BANKSHARES INC
filed 2004-11-12
CIK 854399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,904,548, $1.00 par value, as of November 2, 2004.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets

(In Thousands, Except for Share Data)

	(Unaudited)
	September 30, 2004	December 31, 2003
Assets:
Cash and due from banks	$24,461	$22,394
Interest-bearing deposits in other banks	126	208
Federal funds sold	17,105	16,901
Securities available for sale, at fair value	17,902	15,694
Securities held to maturity (fair value: September 30, 2004, $7,511; December 31, 2003, $8,207)	7,705	8,357
Loans, net of allowance for loan losses of $4,957, September 30, 2004; $4,104, December 31, 2003	471,494	382,459
Bank premises and equipment, net	12,215	10,962
Accrued interest receivable	1,799	1,678
Other real estate	132	67
Other assets	6,369	4,179

Total Assets	$559,308	$462,899

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$77,382	$61,123
Savings and interest bearing demand deposits	144,290	130,312
Time deposits	248,096	205,910

Total deposits	469,768	397,345
Federal Home Loan Bank advances	30,000	10,000
Short-term borrowings	493	541
Accounts payable and accrued expenses	2,519	2,948
Capital lease payable	181	188
Trust Preferred Capital Notes	13,000	13,000

Total Liabilities	$515,961	$424,022

Shareholders’ Equity:
Preferred stock, Series A, 5% noncumulative, no par value; 1,000,000 shares authorized and unissued	$0	$0
Common stock, $1 par value, 20,000,000 shares authorized September 30, 2004, 4,902,423 shares issued and outstanding; December 31, 2003, 4,881,084 shares issued and outstanding	4,902	4,881
Capital surplus	19,391	19,328
Retained earnings	18,928	14,400
Accumulated other comprehensive income	126	268

Total shareholders’ equity	43,347	38,877

Total Liabilities and Shareholders’ Equity	$559,308	$462,899

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income

(In Thousands, Except for Share Data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Interest and dividend income:
Interest and fees on loans	$7,872	$6,368	$21,871	$18,529
Interest on investment securities:
Nontaxable	79	(3)	173	163
Taxable	24	139	165	250
Interest and dividends on securities available for sale:
Nontaxable	69	(2)	203	163
Taxable	84	140	243	239
Dividends	16	13	57	50
Interest on deposits in banks	1	0	2	3
Interest on federal funds sold	81	61	156	181

Total interest and dividend income	$8,226	$6,716	$22,870	$19,578

Interest expense:
Interest on deposits	$2,042	$1,857	$5,665	$5,759
Interest on capital lease obligations	4	4	11	12
Interest on borrowings	315	179	832	518

Total interest expense	$2,361	$2,040	$6,508	$6,289

Net interest income	$5,865	$4,676	$16,362	$13,289
Provision for loan losses	175	225	920	715

Net interest income after provision for loan losses	$5,690	$4,451	$15,442	$12,574

Noninterest income:
Service charges on deposit accounts	$849	$739	$2,379	$1,832
Commissions and fees	224	188	599	633
Other	102	65	404	188

Total noninterest income	$1,175	$992	$3,382	$2,653

Noninterest expense:
Salaries and employee benefits	$2,219	$1,726	$6,389	$4,850
Net occupancy expense of premises	233	180	670	484
Furniture and equipment	260	223	767	604
Other	1,656	1,169	4,370	3,388

Total noninterest expense	$4,368	$3,298	$12,196	$9,326

Income before income taxes	$2,497	$2,145	$6,628	$5,901

Provision for income taxes	793	689	2,100	1,895

Net income	$1,704	$1,456	$4,528	$4,006

Average shares:
Basic	4,895,825	4,578,258	4,888,950	4,567,275
Assuming dilution	5,010,259	4,731,853	5,046,746	4,701,303

Earnings per common share:
Basic	0.35	0.32	0.93	0.88
Assuming dilution	0.34	0.31	0.90	0.85

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2004 and 2003

(In Thousands, Except for Share Amounts)

(Unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2002	$4,555	$14,977	$10,023	$269		$29,824

Comprehensive Income
Net income			4,006		4,006	4,006
Other comprehensive income, unrealized loss on available for sale securities (net of tax -$32)				(61)	(61)	(61)

Total comprehensive income					$3,945

Issuance of common stock-exercise of stock options (35,000 shares)	35	173				208

Balances - September 30, 2003	$4,590	$15,150	$14,029	$208		$33,977

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2003	$4,881	$19,328	$14,400	$268		$38,877

Comprehensive Income
Net income			4,528		$4,528	4,528
Other comprehensive income, unrealized loss on available for sale securities (net of tax -$48)				(142)	(142)	(142)

Total comprehensive income					$4,386

Issuance of common stock -	24	118				142
exercise of stock options (24,650 shares)
exercise of cashless options (3,261 shares)	(3)	(55)				(58)

Balances - September 30, 2004	$4,902	$19,391	$18,928	$126		$43,347

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

(In Thousands)

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,528	$4,006
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	—	—
Depreciation	714	430
Net amortization and (accretion) on securities	37	12
Provision for loan loss	920	715
Change in loans held for sale	—	—
Changes in assets and liabilities:
(Increase) in other assets	(2,186)	(139)
Decrease in accrued interest receivable	23	17
Increase in accounts payable and accrued expenses	290	79
Increase in interest expense payable	21	99

Net cash provided by operating activities	$4,347	5,219

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments on securities held to maturity	$50	$4,485
Proceeds from maturities, calls and principal payments on securities available for sale	2,077	1,186
Purchase of securities available for sale	(2,050)	(1,836)
Purchase of securities held to maturity	(1,886)	(3,040)
Net (increase) in loans	(89,955)	(47,451)
Purchase of bank premises and equipment	(1,967)	(2,699)

Net cash used in investing activities	$(93,731)	$(49,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and interest bearing deposits	$30,237	$31,940
Net increase in certificates of deposits	42,186	14,343
Net increase in borrowings	19,952	7,780
Principal payments on capital lease obligation	(7)	(6)
Cash dividends paid	(879)	(683)
Proceeds from issuance of common stock	84	208

Net cash provided by financing activities	$91,573	$53,582

Increase in cash and cash equivalents	$2,189	$9,446
Beginning	39,503	43,784

Ending	$41,692	$53,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$6,533	$6,280

Income taxes	$2,091	$1,650

Unrealized (loss) on securities available for sale	$(190)	$(93)

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Accounting Policies

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) at September 30, 2004 and December 31, 2003, and the results of operations and cash flows for the nine months ended September 30, 2004 and 2003. The statements should be read in conjunction with the Notes to Financial Statements included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Nine Months Ended September 30,
	2004	2003
	(In Thousands)
Net income, as reported	$4,528	$4,006
Total stock-based compensation expense determined under fair value based method for all rewards	(93)	(93)

Pro forma net income	$4,435	$3,913

Basic earnings per share
As reported	$0.93	$0.88

Pro forma	$0.91	$0.86

Diluted earnings per share
As reported	$0.90	$0.85

Pro forma	$0.88	$0.83

Note 2. Results of Operations

The results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 3. Securities

Securities held to maturity as of September 30, 2004 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	Sept. 30, 2004 (In Thousands)
U.S. Government and federal agencies	$497	$0	$(2)	$495
Obligations of state and political subdivisions	4,469	137	(216)	4,390
Mortgage-backed securities	0	0	0	0
Other	2,739	0	(113)	2,626

	$7,705	$137	$(331)	$7,511

Securities available for sale as of September 30, 2004 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	Sept. 30, 2004 (In Thousands)
U.S. Government and federal agencies	$7,727	$60	$0	$7,787
Obligations of state and political subdivisions	6,949	132	(44)	7,037
Corporate bonds	250	31	0	281
Mortgage-backed securities	411	13	0	424
Restricted securities	2,373	0	0	2,373

	$17,710	$236	($44)	$17,902

Securities in an unrealized loss position at September 30, 2004, by duration of the unrealized loss, are shown below. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates. There are approximately nine securities in the consolidated portfolio of the Corporation that have losses, which are considered to be temporary.

	Less than 12 months		More than 12 months		Total
LOSSES	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency securities	$997	$—	$495	$(2)	$1,492	$(2)
Obligations of states and political subdivisions	1,595	(260)	—	—	1,595	(260)
Other securities	864	(62)	1,502	(51)	2,366	(113)

	$3,456	$(322)	$1,997	$(53)	$5,453	$(375)

Note 4. Loans

The consolidated loan portfolio was composed of the following at the dates indicated:

	September 30, 2004	December 31, 2003
	(In Thousands)
Loans secured by real estate:
Construction and land development	$98,336	$66,501
Secured by farmland	3,759	4,890
Secured by 1-4 family residential	126,457	101,548
Multi-family residential	18,692	15,432
Nonfarm, nonresidential	135,780	120,675
Loans to farmers (except those secured by real estate)	928	197
Commercial loans (except those secured by real estate)	61,452	49,735
Loans to individuals (except those secured by real estate)	26,467	23,296
All other loans	4,580	4,289

Total loans	$476,451	$386,563

Allowance for loan losses	4,957	4,104

Loans, net	$471,494	$382,459

Impaired loans totaled $1.7 million and $2.4 million at September 30, 2004 and December 31, 2003, respectively. Non-accrual loans excluded from impaired loans disclosure under FASB 114 amounted to $112 thousand at September 30, 2004. There were no non-accrual loans excluded from impaired loans disclosure under FASB 114 at December 31, 2003.

Note 5. Reserve for Loan Losses

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors, including changes in the character and size of the loan portfolio and related loan experience, a review and examination of overall loan quality, which includes the assessment of problem loans, and an analysis of anticipated economic conditions in the market area. An analysis of the allowance for loan losses, including charge-off activity, is presented below for the nine months ended September 30, 2004 and 2003.

	September 30,
(In Thousands)	2004	2003
Balance, beginning of period	$4,104	$3,340
Less Charge-off’s:
Commercial	0	27
Real estate-mortgage	10	0
Real estate-construction	0	0
Consumer installment loans	154	120

Total	$164	$147

Plus Recoveries:
Commercial	$1	$8
Real estate-mortgage	0	0
Real estate-construction	0	0
Consumer installment loans	96	49

Total	$97	$57

Additions charged to operating expense	$920	$715

Balance, end of period	$4,957	$3,965

The following is a summary of information pertaining to risk elements and impaired loans at September 30, 2004 and December 31, 2003.

	September 30, 2004	December 31, 2003
	(In Thousands)
Non-accrual loans	$177	$497
Loans past due 90 days or more and still accruing interest	833	946
Restructured loans	0	0

	$1,010	$1,443

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is past due 90 days or more unless the credit is well-secured and in process of collection. Loans are placed on non-accrual at an earlier date or charged off if collection of principal or interest is considered doubtful.

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

Note 6. Earnings Per Share

The Corporation and its subsidiaries had the following earnings per share for the nine months ended September 30, 2004 and 2003.

	For the Nine Months Ended:
	September 30, 2004		September 30 2003
	Shares	Amount	Shares	Amount
Basic earnings per share	4,888,950	$0.93	4,567,275	$0.88

Effect of dilutive securities:
Stock options	157,796		134,028

Diluted earnings per share	5,046,746	$0.90	4,701,303	$0.85

Note 7. Other Expenses

The Corporation and its subsidiaries had the following other expenses for the nine months ended September 30, 2004 and 2003.

	2004	2003
	(In Thousands)
Advertising	$486	$392
ATM Expense	280	232
Directors’ Fees	312	272
Postage Expense	213	202
Stationery and Supplies	311	393
Other (no item >1% of revenue)	2,768	1,897

	$4,370	$3,388

Note 8. Recent Accounting Pronouncements

Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

We do not expect that implementation of the above will have a significant impact on the financial statements.

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

The Corporation intends to organize a third bank in West Virginia, which will be named Premier Bank. The Corporation plans to locate Premier Bank’s headquarters in Martinsburg and its initial branch office in Shepherdstown in West Virginia. State regulatory approvals to operate Premier Bank and FDIC approval have been received. Because of the slower than anticipated approvals from the planning commissions in Jefferson and Berkeley counties, construction of the two banking offices has been delayed. Therefore, the opening date of Premier Bank is projected to be the second quarter of 2005, rather than the originally anticipated fourth quarter of 2004. Premier Bank will offer a wide variety of deposits and loans, including residential loans, commercial loans and commercial construction and development loans. The Corporation currently operates a loan production office in Martinsburg, until the new bank is fully operational.

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

Premier’s allowance for loan losses is determined by evaluating its loan portfolio on a monthly basis. Particular attention is paid to individual loan performance, collateral values, borrower financial condition and overall economic conditions. The evaluation includes a close review of the internal watch list and other non-performing loans. Management uses three steps in calculating the balance of the reserve. The first step is the specific classification, which examines problem loans and applies a weight factor to each category. The weight factor is based upon historical data and the loans within each category are reviewed on a monthly basis to determine changes in their status. The second step applies a predetermined rate against total loans with unspecified reserves. Again, this rate is based upon experience and can change over time. The third step is an unallocated allowance that is determined by economic events and conditions that may have a real, but as yet undetermined, impact upon the portfolio. Each of these steps is based on data that can be subjective, and the actual losses may be greater or less than the amount of the allowance. However, management feels that the allowance represents a reasonable assessment of the risk imbedded in the portfolio.

Net Income

Net income for the quarter ended September 30, 2004 was $1.7 million compared to $1.5 million for the same period in 2003. This is an increase of $248 thousand or 17.0% over the same period in 2003. The provision for income tax expense increased $104 thousand from $689 thousand in 2003 to $793 thousand in 2004. The annualized return on assets was 1.22% for the third quarter of 2004 as compared to 1.31% for the same period in 2003. Annualized return on equity was 15.98% and 17.37% for the third quarters of 2004 and 2003, respectively.

Net income for the nine months ended September 30, 2004 was $4.5 million compared to $4.0 million for the same period in 2003. This is an increase of $522 thousand or 13.0% over the same period 2003. The provision for income tax expense increased $205 thousand from $1.9 million in 2003 to $2.1 million in 2004. The annualized return on assets was 1.18% for the first nine months of 2004 as compared to 1.27% for the same period in 2003. For the first nine months of 2004 the annualized return on equity was 14.72% compared to 16.83% for the same period in 2003.

Total Assets

Total assets of Premier increased to $559.3 million at September 30, 2004 compared to $462.9 million at December 31, 2003, representing an increase of $96.4 million or 20.8%. Total loans at September 30, 2004, were $476.5 million, of which $383.0 million were loans secured by real estate. (Of the loans secured by real estate, $98.3 million were construction and land development loans.) The remaining loans consisted of $61.5 million in commercial loans, $26.5 million in consumer installment loans and $5.5 million in all other loans. Net loans at September 30, 2004, were $471.5 million, an increase of $89.0 million or 23.3% from the December

31, 2003 amount of $382.5 million. The loan to deposit ratio was 101.4% at September 30, 2004 and 97.3% at December 31, 2003. Steady loan demand in an expanding market generated the loan growth experienced for the period.

The investment portfolio increased 6.5% to $25.6 million at September 30, 2004 compared to $24.1 million at December 31, 2003. Federal funds sold increased $204.0 thousand to $17.1 million at September 30, 2004 compared to $16.9 million at December 31, 2003. Total interest earning assets increased $91.6 million or 21.4% from December 31, 2003 to September 30, 2004. This increase was primarily the result of the increase in outstanding loan balances.

Allowance for Loan Losses

We maintain the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. Specific reserves by loan type are established based on overall historical losses, anticipated losses, and inherit risk. Additionally, specific reserves for individual loans are established depending on the severity of the potential loss. Loans are individually reserved once classified as a “watch item” by management. A higher percentage of the loan is reserved for individual loans with a more severe classification. The adequacy of the provision for loan losses is reviewed regularly by management through consideration of several factors including changes in character and the size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality that includes the identification and assessment of problem loans and an analysis of anticipated economic conditions in the market area.

The allowance for loan losses, at September 30, 2004, was $5.0 million. This is an increase of $853 thousand or 20.8% from December 31, 2003. This gives the Corporation a 1.04% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

Total deposits increased to $469.8 million at September 30, 2004, from $397.3 million at December 31, 2003, which is an increase of $72.4 million or 18.2%. Non-interest bearing deposits have increased to $77.4 million at September 30, 2004, an increase of $16.3 million or 26.6% from December 31, 2003. During this period, interest bearing checking and savings accounts increased $14.0 million or 10.7% to $144.3 million. The amount of time deposits was $248.1 million at the end of the third quarter, reflecting an increase of $42.2 million or 20.5% over the end of 2003. At September 30, 2004, non-interest bearing deposits represented 16.5% of total deposits as compared to 15.4% at year-end 2003. Low cost interest bearing deposits, including savings and interest bearing checking, were 30.7% of total deposits, compared to 32.8% at December 31, 2003. Time deposits represented 52.8% of total deposits at September 30, 2004, an increase from 51.8% at year-end 2003.

Shareholders’ Equity

Total equity has increased by $4.5 million or 11.5% since December 31, 2003. The increase was due to a $4.5 million net profit for the first nine months plus exercised stock options of $84 thousand and a decrease of $142 thousand in accumulated other comprehensive income. The primary capital to assets ratio is 7.8%.

Interest Income

Interest income totaled $22.9 million for the nine months ended September 30, 2004, $3.3 million or 16.8% higher than the nine months ended September 30, 2003. Interest and fees of $21.9 million on loans comprise the vast majority of interest income. Interest income from investment securities was $841 thousand for the first nine months of 2004, down 2.8% from $865 thousand for the same period in 2003. Interest income on federal funds, the third major component of Premier’s interest income, decreased $25 thousand or 13.8%. The decline in interest earned on federal funds was the result of decreased average federal funds balances held during the period.

Interest Expense

Total interest expense for the nine months ended September 30, 2004 was $6.5 million, $219 thousand or 3.5% higher than the nine months ended September 31, 2003. Interest on deposits for the nine-month period decreased by $94 thousand or 1.6% over the same period in 2003. The impact of continued historically low interest rates from September 2003 through September 2004 offset the additional expense generated by an increase of $56.2 million in total interest bearing deposits during the same period. Interest on borrowings increased by $314 thousand or 60.6% over the same period last year. Borrowings are obtained from the Federal Home Loan Bank.

Net Interest Income

Net interest income for the nine months ended September 30, 2004 was $16.4 million, $3.1 million or 23.1% higher than the nine months ended September 30, 2003. This increase is the result of the growth in earning assets of $100.5 million from September 30, 2003. The combination of growth and rates had the effect of increasing the net interest margin from 4.57% on a tax-equivalent basis for the nine months ended September 30, 2003 to 4.65% for the same period of 2004. Premier, like most financial institutions, is liability sensitive for interest bearing balances repricing or maturing within one year.

Noninterest Income

Total other income for the nine months ended September 30, 2004 was $3.4 million, an increase of $729 thousand or 27.5% over $2.7 million for the same period in 2003. This was the result of service charges and fees for overdraft charges, check fees and ATM fees due to an increasing number of customer accounts.

Noninterest Expense

Total other expenses for the nine months ended September 30, 2004 were $12.2 million, $2.9 million or 30.8% higher than the nine months ended September 30, 2003. Salary expense increased $1.5 million or 31.7%, and other expenses increased by $1.3 million over the same period in 2003. The net increase in other expenses is in part a result of additional staffing to handle the growth of the bank and the costs involved in processing an increasing number of accounts and transactions.

The Corporation’s efficiency ratio was 61.2% for the nine months ended September 30, 2004 compared to 57.9% for the same period in 2003. The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. This gives investors a better look at how well the Corporation is managing non-interest expenses compared to the growth in income.

We compute our Efficiency Ratio by dividing non-interest expense by the sum of the net interest income on a tax-equivalent basis and non-interest income, net of securities gains or losses. The following table reflects the calculation for the efficiency ratio for the nine months ended September 30, 2004 and 2003:

	September 30,
	2004	2003
Total Other Expenses	$12,196	$9,326
(-) Foreclosed Property Expense	0	0
(-) Amortization of Intangibles	0	0

	$12,196	$9,326

Net Interest Income	$16,362	$13,289
Fully Taxable Equivalent adjustment	194	172
Non Interest Income	3,382	2,653

	$19,938	$16,114

Efficiency Ratio	61.17%	57.88%

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

Capital Resources

The Corporation’s risk-based capital position at September 30, 2004 was $56.2 million, or 12.08% of risk-weighted assets, for Tier I capital and $61.2 million, or 13.15%, for total risk based capital. Tier I capital consists primarily of common shareholders’ equity and Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to Tier 1 Capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%. The Corporation’s issuance of $7.0 million in Trust Preferred Capital Notes in the fourth quarter of 2001 and an additional issuance of $6.0 million in the third quarter of 2003 are included in the Tier 1 capital base, and will serve as a long-term source of funding.

There have been no material changes in off-balance sheet arrangements or contractual obligations that were disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

Forward-Looking Statements

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Corporation expects,” “the Corporation believes” or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Corporation, the ability to successfully manage the Corporation’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future, the ability to continue to attract low cost core deposits to fund asset growth, maintaining capital levels adequate to support the Corporation’s growth, maintaining cost controls and assets qualities as the Corporation opens or acquires new branches, reliance on the Corporation’s management team, including its ability to attract and retain key personnel, the successful management of interest rate risk, changes in general economic and business conditions in the Corporation’s market area, changes in interest rates and interest rate policies, demand, development and acceptance of new products and services, changing trends in customer profiles and changes in laws and regulations applicable to the Corporation. Although the Corporation believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Corporation will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For additional information on known and unknown risks, see the “Caution About Forward Looking Statements” section in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

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

Interest rate risk is monitored through the use of three complementary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation). Each of these models measures changes in a variety of interest rate scenarios. While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk to the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. Static gap, which measures aggregate repricing values, is less utilized since it does not effectively measure the earnings impact on the Corporation and is not addressed here. Earnings simulation and economic value models, however, which more effectively reflect the earnings impact, are utilized by management on a regular basis and are explained below.

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

The following table represents the interest rate sensitivity on net income for the Corporation using different rate scenarios as of September 30, 2004.

Change in Prime Rate	% Change in Net Interest Income
+300 basis points	+8.4%
+200 basis points	+7.1%
+100 basis points	+4.2%
Most Likely	0
-100 basis points	-4.6%
-200 basis points	-11.4%
-300 basis points	-24.1%

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term repricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The following chart reflects the change in net market value by using September 30, 2004 data, over different rate environments with a one-year horizon.

Change in Prime Rate	Change in Economic Value of Equity (dollars in thousands)
+300 basis points	$7,330
+200 basis points	7,426
+100 basis points	7,438
Most Likely	7,652
-100 basis points	7,165
-200 basis points	4,477
-300 basis points	(-948)

Item 4. Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of September 30, 2004, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

PREMIER COMMUNITY BANKSHARES, INC.

DATE: 11/10/04	/s/ JOHN K. STEPHENS
JOHN K. STEPHENS
CHAIRMAN

DATE: 11/10/04	/s/ DONALD L. UNGER
DONALD L. UNGER
PRESIDENT & CEO

DATE: 11/10/04	/s/ FREDERICK A. BOARD
FREDERICK A. BOARD
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.