Form 10-K
period 2004-12-31
PREMIER COMMUNITY BANKSHARES INC
filed 2005-03-16
CIK 854399

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number  0-18868

Premier Community Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1560968 (I.R.S. Employer Identification No.)
4095 Valley Pike Winchester, Virginia (Address of principal executive offices)	22602 (Zip Code)

Registrant’s telephone number, including area code (540) 869-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	n/a

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  X   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $76,583,574

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 2, 2005.  4,927,148

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2005 Annual Meeting of Shareholders – Part III

PART I

Item 1. Business

General

Premier Community Bankshares, Inc. is a bank holding company that was incorporated in June 1989.  We own all of the outstanding stock of The Marathon Bank, which was incorporated in August 1987, and Rockingham Heritage Bank, which was incorporated in June 1989.  We acquired Rockingham Heritage Bank in November 2000.  Our headquarters are in Frederick County, Virginia.

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

We offer checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans.  We also offer travelers checks, safe deposit, collection, notary public, discount brokerage service, and other customary bank services (other than trust services).  The three principal types of loans that we make are commercial and industrial loans, real estate loans and loans to individuals for household, family, and other consumer costs.  Our banking offices include drive-up facilities.  There are automated teller machines located at each of Marathon’s offices and an additional nine off-premise ATMs operated by Marathon.  Rockingham Heritage has 23 ATMs throughout its market area.

Principal Market Areas

Our business in the area served by Marathon (the counties of Frederick, Clarke, Shenandoah, Warren and the city of Winchester, Virginia) and Rockingham Heritage (Rockingham and Augusta counties, and the cities of Harrisonburg, Waynesboro, and Staunton, Virginia) is highly competitive with respect to both loans and deposits.  In addition, the loan production office in Martinsburg, West Virginia serves the counties of Morgan, Jefferson, and Berkeley, West Virginia.  In our primary service area, there are numerous commercial banks (including large, multi-state banks with multiple offices) offering services ranging from deposits and real estate loans to full service banking.  Certain of the commercial banks in this service area have higher lending limits than us and may provide various services for their customers that we do not offer.

According to a market share report prepared by the FDIC, Marathon’s deposits as a percentage of total deposits in financial institutions in its market areas was 10.9% as of June 30, 2004, the most recent date for which market share information is available.  Rockingham Heritage’s deposits as a percentage of total deposits in financial institutions in its market areas was 6.6% as of June 30, 2004.  Total deposits in the market areas of Marathon and Rockingham as of June 30, 2004, were $2.7 billion and $2.5 billion, respectively.

Expansion into West Virginia

The Corporation intends to organize a third bank in West Virginia, which will be named Premier Bank.  The Corporation plans to locate Premier Bank's headquarters in Martinsburg and its initial branch office in Shepherdstown, West Virginia.  It is expected that Premier Bank will open in the second quarter of 2005. The banking charter has been received from the state of West Virginia, as well as approval for deposit insurance from the FDIC.  Premier Bank was originally expected to open during the third quarter of 2004, but was unable to do so due to unexpected delays in the local government planning process.  Premier Bank will offer a wide variety of deposits and loans, including residential loans, commercial loans and commercial construction and development loans. The Corporation currently operates a loan production office in the Martinsburg area, which was approved by West Virginia’s Division of Banking on October 6, 2003.

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

Since 1990, the projected market area for our new bank has experienced rapid growth.  Berkeley County’s population grew from 59,300 to 75,900 between 1990 and 2000.  In 2000, its average unemployment rate was 3.0% and its per capita income was $23,000.  Major employers in Berkeley County include Berkeley County Schools, General Motors and Quad Graphics, and a number of other companies maintain distribution centers there.  The federal government also has a strong presence in the county, including an Internal Revenue Service center, the VA Medical Center and the West Virginia Air National Guard.  As of June 30, 2004, the most recent date for which market share information is available, Berkeley County had $802 million of total bank deposits.

From 1990 to 2000, Jefferson County’s population grew from 36,000 to 42,000.  In 2002, its per capita income was $26,900 and its unemployment rate was 3.1%.  Major employers in Jefferson County include Penn National Gaming in Charles Town, Jefferson Memorial Hospital and the Jefferson County Board of Education.  As of June 30, 2004, Jefferson County had $577 million of total bank deposits.

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

The in-house loan committee, which consists of the president or senior vice president and two vice presidents, meets weekly to review loans which exceed individual loan authorities for loans that are intended to be held in the portfolio.  This committee approves unsecured loans up to $400,000, secured loans with non-negotiable collateral up to $500,000 and secured loans with negotiable collateral up to $1,000,000.  The directors’ loan committee, which is made up of six directors, approves loans up to the legal lending limit.   The directors’ loan committee also reviews lending policies proposed by management.

Rockingham’s loan approval structure is similar to Marathon’s.  Rockingham’s officer loan committee, which consists of the president or chief lending officer and two additional senior lending officers, approves loans in excess of individual loan officers lending authorities.  These individual authorities vary up to $500,000.  Loans in excess of $1,000,000 and up to the bank’s legal lending limit are approved by a directors’ loan committee, which consists of the president and three outside directors.  The directors’ loan committee also reviews loan policies and procedures, delinquent loans and other potential problem loans.

In the experience of both subsidiary banks, residential loan originations come primarily from walk-in customers, real estate brokers and builders.  Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers.  All completed loan applications are reviewed by our salaried loan officers.  As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant.  If commercial real estate is involved, information is also obtained concerning cash flow after debt service.  Loan quality is analyzed based on each subsidiary bank’s experience and guidelines with respect to credit underwriting, as well as the guidelines issued by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and other purchasers of loans, depending on the type of loan involved.  The non-conforming one-to-four-family adjustable-rate mortgage loans that we originate, however, are not readily salable in the secondary market because they do not meet all of the secondary marketing guidelines. Real estate is appraised by independent fee appraisers who have been pre-approved by the bank and/or board of directors.

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements, including commitments to extend credit.  At December 31, 2004, commitments to extend credit totaled $76.4 million.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches.  At December 31, 2004, commercial real estate loans aggregated $142.9 million or 29.1% of our gross loans.

In our underwriting of commercial real estate, we may lend up to 100% of the secured property’s appraised value, although our loan to original appraised value ratio on such properties is 80% or less in most cases.  Commercial real estate lending entails significant additional risk, compared with residential mortgage lending.  Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally.  Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputati on, and we generally require personal guarantees or endorsements of borrowers.  We also carefully consider the location of the security property.

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

Although, due to competitive market pressures, we do originate long-term, fixed-rate mortgage loans, we currently underwrite and document all such loans to permit their sale in the secondary mortgage market. Certain loans that may not qualify for sale into the secondary market are structured as balloon notes payable in full within a five-year period and are held in our portfolio.  At December 31, 2004, loans secured by one-to-four family residences aggregated $131.2 million or 26.7% of our gross loans.

All one-to-four-family real estate mortgage loans being originated by us contain a “due-on-sale” clause providing that we may declare the unpaid principal balance due and payable upon the sale of the mortgage property.  It is our policy to enforce these due-on-sale clauses concerning fixed-rate loans.

We require, in connection with the origination of residential real estate loans, title opinions or title insurance and fire and casualty insurance coverage, as well as flood insurance where appropriate, to protect our interest.  The cost of this insurance coverage is paid by the borrower.

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

Construction Lending

We make local construction loans, both residential and commercial, and land development loans.  At December 31, 2004, construction and land development loans outstanding were $101.4 million, or 20.6%, of gross loans.  All of these loans are concentrated in our local market area.  The average life of a construction loan is approximately nine months. While some loan rates are fixed, many reprice monthly to meet the market, based on the prime rate.  Because the interest charged on these loans floats with the market, they help us in managing our interest rate risk.  Construction lending entails significant additional risks, compared with residential mortgage lending.  Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers.  Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home or land under construction, which is of uncertain value prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios.  To minimize the risks associated with construction lending, we limit most of our loan amounts to 80.0% of appraised value, in addition to our usual credit analysis of our borrowers.  We also obtain a first lien on the property as security for our construction loans and personal guarantees from the borrower’s principal owners.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, letters of credit, and home equity loans.  At December 31, 2004, we had consumer loans of $25.5 million or 5.2% of gross loans.  Such loans are generally made to customers with whom we had a pre-existing relationship.  We originate all of our consumer loans in our market area and intend to continue our consumer lending in this geographic area.

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

Commercial Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields.  To manage these risks, we generally secure appropriate collateral and monitor the financial condition of our business borrowers.  Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable.  In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself.  Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.  Our standard operating procedure includes a credit review and monitoring process to review the cash flow of commercial borrowers.  At December 31, 2004, commercial loans totaled $63.1 million, or 12.8% of gross loans.

Employees

As of December 31, 2004, we had 243 total employees, 204 of which were full-time employees. None of our employees is covered by any collective bargaining agreement, and relations with employees are considered excellent.

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

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law.  As of December 31, 2004, the Corporation and Marathon and Rockingham Heritage were classified as well capitalized.

State banking regulators also have broad enforcement powers over Marathon and Rockingham Heritage, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

Community Reinvestment.   The requirements of the Community Reinvestment Act are also applicable to each bank.  The act imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions.  A financial institution’s efforts in meeting community needs currently are evaluated as part of the examination process pursuant to twelve assessment factors.  These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.  Marathon received an outstanding rating in its most recent CRA examination, and Rockingham Heritage received an outstanding rating in its most recent CRA examination.

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

Item 2. Properties

The following table provides certain information with respect to our properties:

Location	Date Facility Opened	Ownership and Leasing Arrangements
Marathon:
Main Office 4095 Valley Pike Winchester, Virginia	1988	Owned by Marathon.
Front Royal Branch 300 Warren Avenue, Post Office Plaza Front Royal, Virginia	1993	Lease expires in 2016, subject to Marathon’s option to renew for two additional five-year terms.
Winchester Branch 1041 Berryville Avenue Winchester, Virginia	1995	Lease expires in 2009.
Sunnyside Branch 1447 North Frederick Pike Winchester, Virginia	1997	Lease expires in 2006, subject to Marathon’s option to renew for two additional five-year terms.
Woodstock Branch 1014 South Main Street Woodstock, Virginia	1997	Lease on real estate expires in 2007, subject to Marathon’s option to renew for three additional five-year terms. Marathon owns the building.
Old Town Branch 139 North Cameron Street Winchester, Virginia	2002	Owned by Marathon.
522 South Branch 199 Front Royal Pike Winchester, Virginia	2003	Owned by Marathon.
Front Royal Branch II 1729 Shenandoah Avenue Front Royal, Virginia	2003	Owned by Marathon

Operations Center 175 Front Royal Pike Winchester, Virginia	2003	Lease expires in 2013, subject to Marathon’s option to renew for four additional five-year terms.
Loan Production Office Suite 397-3 Mid-Atlantic Parkway Martinsburg, West Virginia	2003	Lease expires in 2005. Current plan is to have the third bank established in a temporary facility at that time.
Human Resources Offices 4046-2 Valley Pike Winchester, Virginia	2004	Lease expires in 2005, subject to Marathon’s option to renew on a month to month basis.
Rockingham Heritage:
Main Office 110 University Boulevard Harrisonburg, Virginia	1991	Owned by Rockingham.
South Main Branch 1980 South Main Street Harrisonburg, Virginia	1996	Owned by Rockingham.
Elkton Branch 410 West Spotswood Trail Elkton, Virginia	1998	Owned by Rockingham.
Red Front Supermarket Branch 677 Chicago Avenue Harrisonburg, Virginia	1993	Lease expires in 2007, with automatic renewal for one additional five-year term.
Weyers Cave Branch 54 Franklin Street Weyers Cave, Virginia	2000	Lease expires in 2005, subject to Rockingham Heritage’s option to renew for four additional five-year terms.
Waynesboro Branch 2556 Jefferson Highway Waynesboro, Virginia	2000	Lease expires in 2009, subject to Rockingham Heritage’s option to renew for three additional five-year terms.
Staunton Branch 49 Lee-Jackson Highway Staunton, Virginia	2001	Lease expires in 2006, subject to Rockingham Heritage’s option to renew for four additional five-year terms.
Operations Center 370 Neff Avenue Harrisonburg, Virginia	2002	Lease is on a month to month basis, with no current plans to terminate.
Bridgewater Branch 309 N. Main Street Bridgewater, Virginia	2004	Owned by Rockingham.
Loan Operations Center 370 Neff Avenue Harrisonburg, Virginia	2004	Lease expires in 2006, subject to month to month renewal by Rockingham.
Loan Production Office 124 Main Street Broadway, Virginia	2004	Lease is on a month to month basis. Future plans are to build a branch office in the area and move production office to that site.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

The Corporation’s common stock is listed on the NASDAQ Small Cap Market under the symbol “PREM”.  Prior to the common stock’s listing on NASDAQ on October 3, 1996, there were occasional transactions in the stock and management assisted in matching persons interested in buying or selling the stock.   The Corporation does not currently have a stock repurchase plan.

The following table represents the Corporation’s stock prices for 2003 and 2004.   This sales price information reflects inter-dealer prices, without retail mark-up, mark-down, or commission.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Low	High	Low	High	Low	High	Low	High
2004	16.75	18.30	17.51	18.75	16.95	18.74	17.70	20.48
2003	10.10	12.98	12.00	14.20	13.59	15.10	15.00	18.25

At December 31, 2004, the Corporation had approximately 2,315 stockholders of record.

The Corporation declared a $.21 per share cash dividend to stockholders of record as of December 31, 2004.  Cash dividends of $.18 per share cash declared in 2003 were paid in January, 2004 and cash dividends of $.15 per share, declared in 2002, were paid in January, 2003.

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

Stock Repurchases

The Corporation did not repurchase any shares of its common stock during the fourth quarter of 2004.

Item 6. Selected Financial Data

The following selected consolidated financial data is based upon the Corporation’s audited financial statements and related notes and should be read in conjunction with such financial statements and notes.

		Year Ended December 31
	2004	2003	2002	2001	2000
	(In Thousands Except Per Share Data)
Income Statement Data
Interest income	$31,452	$26,512	$23,114	$20,235	$18,487
Interest expense	8,971	8,293	8,468	9,064	8,209
Net interest income	22,481	18,219	14,646	11,171	10,278
Provision for loan losses	1,020	919	1,100	687	483

Net interest income after provision	21,461	17,300	13,546	10,484	9,795
Non-interest income	4,439	3,654	2,440	1,904	1,332
Non-interest expense	16,573	13,213	9,527	7,514	7,126
Income before income taxes	9,327	7,741	6,459	4,874	4,001
Income taxes	2,984	2,485	2,095	1,624	1,457
Net income	6,343	5,256	4,364	3,250	2,544

Per Share Data
Net income-basic	1.30	1.14	0.96	0.72	0.56
Net income-diluted	1.26	1.11	0.94	0.71	0.55
Cash dividends declared	0.21	0.18	0.15	0.12	0.10
Book value per share	9.00	7.96	6.55	5.69	5.13

Balance Sheet Data
Assets	$576,150	$463,302	$393,755	$299,865	$246,315
Loans, net	486,865	382,459	312,554	229,300	185,706
Securities	27,314	24,051	25,296	21,393	23,063
Deposits	483,933	397,345	345,062	257,637	212,155
Shareholders’ equity	44,262	38,877	29,824	25,745	23,308
Shares outstanding (actual)	4,919,548	4,881,084	4,555,484	4,527,484	4,546,695

Performance Ratios
Return on average assets	1.20%	1.22%	1.27%	1.22%	1.12%
Return on average equity	15.20%	15.86%	15.63%	13.12%	11.45%
Equity to assets	7.69%	7.68%	8.13%	8.59%	9.46%
Net interest margin	4.65%	4.63%	4.67%	4.52%	4.92%
Efficiency ratio	61.04%	59.90%	55.30%	57.10%	61.17%
Allowance for loan losses to loans	1.02%	1.06%	1.06%	1.06%	1.07%

Asset Quality Ratios
Net charge-offs to average loans outstanding	0.08%	0.04%	0.08%	0.11%	0.10%
Non-performing loans to period-end loans	0.23%	0.13%	0.20%	0.09%	0.20%
Non-performing assets to total assets	0.22%	0.12%	0.18%	0.09%	0.15%
Allowance for loan losses to non-performing loans	447.05%	825.75%	529.30%	1165.40%	539.10%

Capital and Liquidity Ratios
Risk-based:
Tier 1 capital	11.85%	13.68%	11.51%	14.04%	12.13%

Total capital	12.89%	14.80%	12.56%	15.10%	13.16%
Average loans to average deposits	97.98%	93.29%	92.00%	89.30%	86.46%
Average shares outstanding:
Basic	4,893,442	4,602,466	4,537,185	4,514,377	4,561,439
Diluted	5,048,797	4,745,089	4,621,088	4,591,734	4,615,023

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2004, and 2003, as well as results of operations for the periods ended December 31, 2004, 2003, and 2002. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this prospectus.

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

Overview

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

The Corporation intends to organize a third bank in West Virginia, which will be named Premier Bank.  The Corporation plans to locate Premier Bank's headquarters in Martinsburg and its initial branch office in Shepherdstown, West Virginia.  It is expected that Premier Bank will open in the second quarter of 2005. The banking charter has been received from the state of West Virginia, as well as approval for deposit insurance from the FDIC.  Premier Bank was originally expected to open during the third quarter of 2004, but was unable to do so due to unexpected delays in the local government planning process.  Premier Bank will offer a wide variety of deposits and loans, including residential loans, commercial loans and commercial construction and development loans. The Corporation currently operates a loan production office in the Martinsburg area, which was approved by West Virginia’s Division of Banking on October 6, 2003.

Net interest income is our primary source of revenue.  We define revenue as net interest income plus non-interest income.  As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk to both maximize and stabilize net interest income.  We do this by monitoring the spread between the interest rates we earn on interest earning assets such as loans, and the interest rates we pay on interest bearing liabilities such as deposit accounts.  We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it.  In addition to management of interest rate risk, we analyze our loan portfolio for credit risk.  Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extension of credit.  In addition to net interest income, non-interest income is an i ncreasingly important source of income for our Corporation.  Non-interest income is derived chiefly from service charges on deposit accounts, (such as charges for non-sufficient funds and ATM fees,) as well as commissions and fees from bank services, such as mortgage originations and debit and credit card processing.

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including, but not limited to:

·

the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

·

maintaining capital levels adequate to support our growth;

·

maintaining cost controls and asset qualities as we open or acquire new branches;

·

reliance on our management team, including our ability to attract and retain key personnel;

·

the successful management of interest rate risk;

·

changes in general economic and business conditions in our market area;

·

changes in interest rates and interest rate policies;

·

risks inherent in making loans such as repayment risks and fluctuating collateral values;

·

competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

·

demand, development and acceptance of new products and services;

·

problems with technology utilized by us;

·

changing trends in customer profiles and behavior; and

·

changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements.  In addition, our past results of operations do not necessarily indicate our future results.

Financial Overview

At December 31, 2004 we had total assets of  $576.2 million, net loans of $486.9 million, deposits of $483.9 million and shareholders’ equity of $44.3 million.  The increase in assets was 24.4% over the amount at December 31, 2003, while net loans and deposits increased 27.3% and 21.8%, respectively, for the same period.

Our earnings per share, on a fully diluted basis, for the year ended December 31, 2004 was $1.26, which represented an increase of $0.15, or 13.5%, over earnings per share, on a fully diluted basis, of $1.11 for the same period 2003.  The increase is partially attributable to a 23.4% increase in net interest income over the same periods, due to strong growth in our earning assets.  The increase is also attributable to a 21.5% increase in non-interest income, as service charge income and other fees provided recurring sources of income.

Our return on average equity was 15.20% for the period ended December 31, 2004.  We have been able to achieve this level without relying on a disproportionate share of income from mortgage banking operations.  Our improvement has occurred as we have continued to grow through the opening of new branches.  Our efficiency ratio has also increased during this growth in the past year, rising from 59.90% at December 31, 2003 to 61.04% for year-end 2004.

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

·

SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and

·

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

Other Real Estate Owned

Foreclosed properties are recorded at the lower of the outstanding loan balance at the time of foreclosure or the estimated fair value less estimated costs to sell.  At foreclosure any excess of the loan balance over the fair value of the property is charged to the allowance for loan losses. Such carrying value is periodically reevaluated and written down if there is an indicated decline in fair value, such as an independent appraisal. Historically, foreclosed properties are not carried on the books for more than two or three fiscal quarters, so the incidence of this happening is generally rare. Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. When calculating deferred tax assets, we are making the assumption that the Corporation will continue to have taxable income, as opposed to losses.  We are also assuming that the Corporation will continue to be assessed at the current rate of 34%.

Financial Condition

Total Assets

The Corporation’s assets grew at a 24.4% pace, ending the year at $576.2 million.  Total loans at year-end 2004, were $491.9 million of which $397.9 million were loans secured by real estate.  The remaining loans consisted of $63.1 million in commercial loans, $25.5 million in consumer installment loans and $5.4 million in all other loans.  Net loans for 2004, were $486.9 million, an increase of $104.4 million or 27.3% from the December 31, 2003 balance of $382.5 million.  The loan to deposit ratio was 100.6% for 2004 and 96.3% as of December 31, 2003.  Steady loan demand in an expanding market, combined with continued low interest rates for the first three quarters of the year, generated the loan growth experienced for 2004.  These conditions, along with the strong Valley economy, combined with the growth realized from the new loan production office in Martinsburg, West Virginia, gives management the belief that the Corporation will continue to see strong and increased loan demand for the immediate future.

The investment portfolio increased 13.6% to $27.3 million at year-end 2004 compared to $24.1 million at December 31, 2003.  Federal funds sold increased $2.2 million to $19.1 million at December 31, 2004 compared to $16.9 million at December 31, 2003.  Total interest earning assets increased $110.7 million or 25.9% from December 31, 2003 to December 31, 2004.  This increase was primarily the result of the increase in outstanding loan balances.

Liabilities

Total deposits increased to $483.9 million at December 31, 2004, from a balance of $397.3 million at December 31, 2003, which is an increase of $86.6 million or 21.8%.  Non-interest bearing deposits have increased to $88.2 million as of December 31, 2004, an increase of $27.1 million or 44.3% from year-end 2003.  During this period interest bearing checking and savings accounts increased $18.4 million or 14.1% to $148.7 million.  The balance in time deposits was $247.0 million at the end of 2004 reflecting an increase of $41.1 million or 19.9% over 2003.  As of December 31, 2004 non-interest bearing deposits represented 18.2% of total deposits as compared to 15.4% at year-end 2003.  Low cost interest bearing deposits including savings and interest bearing checking were 30.8% of total deposits, a slight decrease from 32.8% at December 31, 2003. Time deposits represented 51.0% of total deposits at December 31, 2004, nearly unchanged from 51.8% at year-end 2003.

Advances from the Federal Home Loan Bank were $30.0 million at December 31, 2004, an increase from $10.0 million at December 31, 2003.  In addition, we had $13.4 million in outstanding trust preferred capital notes at December 31, 2004, unchanged from year-end 2003.

Shareholders' Equity

Total equity increased $5.4 million or 13.9% during 2004.  This increase was due to net income of $6.3 million for the year plus exercised stock options of $271 thousand, offset by an unrealized loss on available for sale securities of $138 thousand and further offset by dividends declared of $1.0 million.  The primary capital to assets ratio is 7.7%.

Net Income

Net income for the year ended 2004 was $6.3 million compared to $5.3 million for the same period in 2003. This is an increase of $1.1 million or 20.7% over the same period 2003. The provision for income tax expense increased $499 thousand from $2.5 million in 2003 to $3.0 million in 2004. The return on assets was 1.20% for 2004 as compared to 1.22% for the same period 2003.  For 2004, the return on equity was 15.20% down from 15.86% for 2003.

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

Net interest income for the year ending December 31, 2004 was $22.5 million, $4.3 million or 23.4% higher than the year ending 2003. This increase is the result of the growth in average earning assets of $90.5 million in 2004.  The combination of growth and rate changes had the effect of increasing the net interest margin from 4.63% at year-end 2003 to 4.65% for the same period of 2004.  As is the case with most financial institutions, Premier is liability sensitive for interest bearing balances re-pricing or maturing within one year.

Net interest income for the year ended December 31, 2003 was $18.2 million, $3.6 million or 24.4% higher than the year ended December 31, 2002. This increase is the result of the growth in average earning assets of $82.1 million in

2003. The combination of growth and rate changes had the effect of decreasing the net interest margin from 4.67% at year-end 2002 to 4.63% for the same period of 2003.

Interest income totaled $31.5 million for the year ended December 31, 2004, $4.9 million or 18.6% higher than the year ending December 31, 2003.  Interest and fees on loans of $30.0 million, which was an increase of 19.5% over the $25.1 million in interest and fees on loans recognized in 2003, comprised the vast majority of interest income. Interest income from investment securities was $1.2 million for 2004, virtually unchanged from the 2003 year-end amount of $1.2 million.  Interest income on federal funds, the third major component of the bank’s investments, increased $18 thousand or 7.6%.

Interest income totaled $26.5 million for the year ended December 31, 2003, $3.4 million or 14.7% higher than the year ended December 31, 2002. Interest and fees on loans of $25.1 million comprised the vast majority of interest income. Interest income from investment securities was $1.2 million for 2003, down slightly from the 2002 year-end amount of $1.3 million. This slight decrease was due to the decreased balance in the investment portfolio at December 31, 2003.  Interest income on federal funds sold decreased $46 thousand or 16.0%. The decline in interest earned on federal funds balances was the result of a decrease in the interest rate paid on fed funds during 2003.

Total interest expense for the year ended December 31, 2004 was $9.0 million, $678 thousand or 8.2% higher than the year ending 2003.  Interest paid on deposits for 2004 increased by $265 thousand or 3.5% over the same period 2003.  Although interest rates remained at or near record lows during the first three quarters of 2004, the additional expense was generated by an increase of $86.6 million in total deposits during the year.  Interest on borrowings increased by $414 thousand or 54.5% over the same period last year. This increase was primarily the result of interest expense related to the additional borrowings from the Federal Home Loan Bank.

Total interest expense for the year ended December 31, 2003 was $8.3 million, $175 thousand or 2.1% lower than for the same period 2002. Interest paid on deposits for 2003 decreased by $270 thousand or 3.5% over the same period 2002. The impact of declining interest rates from December 2002 through December 2003 more than offset the additional expense generated by an increase of $52.3 million in total deposits during the same period. Interest on borrowings increased by $95 thousand or 14.0% over the same period 2002. This increase was primarily the result of additional interest expense related to the issuance of a Trust Preferred Issue of $6.0 million during 2003. Borrowings were also obtained from the Federal Home Loan Bank.

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

Average Yields and Costs

(In thousands)	December 31, 2004			December 31, 2003			December 31, 2002
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
Assets:	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate

Interest Earning Assets
Loans, net (1)	$447,297	$30,077	6.72%	$351,213	$25,106	7.15%	$275,095	$21,558	7.84%
Interest-bearing deposits	273	3	1.10%	382	4	1.05%	502	12	2.39%
Securities (2)	25,156	1,386	5.51%	24,234	1,390	5.74%	23,148	1,404	6.07%
Federal funds sold	16,605	261	1.57%	23,042	242	1.05%	18,029	288	1.60%
Total interest earning assets	$489,331	$31,727	6.48%	$398,871	$26,742	6.70%	$316,774	$23,262	7.34%

Non-Interest Earning Assets
Cash and due from banks	22,879			22,385			19,026
Bank premises and equipment	11,742			9,438			5,685
Other assets	7,996			4,980			4,736
Allowance for loan losses	(4,676)			(3,731)			(2,761)

Total assets	$527,272			$431,943			$343,460

Liabilities and Shareholders’ Equity

Liabilities
Interest-bearing deposits	374,291	7,783	2.08%	323,216	7,518	2.33%	$257,699	$7,788	3.02%
Borrowed funds	37,211	1,188	3.19%	20,194	775	3.84%	15,144	680	4.49%

Total interest-bearing liabilities	$411,502	$8,971	2.18%	$343,410	$8,293	2.42%	$272,843	$8,468	3.10%
Non-Interest Bearing Liabilities:
Liabilities:
Demand deposits	$ 71,362			$ 53,258			$41,379
Other liabilities	2,676			2,132			1,321
Total liabilities	485,540			398,800			315,543
Shareholders’ equity	41,732			33,143			27,917

Total liabilities and shareholders’ equity	$527,272			$431,943			$343,460

Net Interest Earnings		$ 22,756			$ 18,449			$ 14,794
Net Interest Yield on Earnings Assets			4.65%			4.63%			4.67%

(1) Non-accrual loans are included in the average balance of this category.
(2) Amounts are shown on a tax equivalent basis.

The following table represents the variances of earning assets and interest-bearing liabilities for the periods indicated.  The total variance for each category is broken down between volume variance and rate variance which provides an analysis of the impact that growth and changes in interest rates have upon the balance sheet structure.

(In thousands)	December 31, 2004 vs. 2003			December 31, 2003 vs. 2002

	Due to	Change in		Due to	Change in
Interest Earned On:	Volume	Rate	Total	Volume	Rate	Total
Loans	$6,515	($1,585)	$4,930	$5,573	($2,025)	$3,548
Interest – bearing deposits	(1)	0	(1)	(2)	(6)	(8)
Securities	53	(57)	(4)	64	(78)	(14)
Federal Funds Sold	(79)	98	19	68	(114)	(46)

Total interest earned on interest
bearing assets	$6,488	($1,544)	$4,944	$5,703	($2,223)	$3,480

Interest Paid On:
Interest-bearing deposits	$1,125	($860)	$265	$1,722	($1,992)	($270)
Borrowed funds	570	(157)	413	189	(94)	95

Total interest paid on interest
bearing Liabilities	$1,695	($1,017)	$678	$1,911	($2,086)	($175)

Net interest income	$4,793	($527)	$4,266	$3,792	($137)	$3,655

For discussion on our interest sensitivity, see Item 7A below.

The following table presents the amounts of our interest sensitive assets and liabilities that mature or reprice at December 31, 2004.

(In thousands)		90 Days		Over
	1-90 Days	to 1 Year	1-5 Years	5 Years	Total
Earning assets
Fed funds sold and interest bearing deposits in other banks	$19,142	$0	$0	$48	$19,190
Securities	250	1,290	5,617	20,157	27,314
Loans	147,161	64,468	252,865	27,378	491,872

Total earning assets	$166,553	$65,758	$258,482	$47,583	$538,376

Interest – bearing liabilities
Interest – bearing demand	$63,220	$0	$0	$0	$63,220
Savings	14,692	0	20,439	0	35,131
Money market savings	50,378	0	0	0	50,378
Certificates of deposit	35,732	85,752	125,491	0	246,975
Borrowed funds	28,737	11,000	2,000	2,179	43,916

Total interest - bearing liabilities	$192,759	$96,752	$147,930	$2,179	$439,620

Period GAP	($26,206)	($30,994)	$110,552	$45,404

Cumulative GAP	($26,206)	($57,200)	$53,352	$98,756

Cumulative GAP/Earning assets	-4.87%	-10.62%	9.91%	18.34%

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

Non-Interest Income

Our non-interest income is derived chiefly from service charges on deposit accounts, including charges for non-sufficient funds and ATM fees, and commissions and fees from bank services, such as mortgage originations and debit and credit card processing.

Total other income for 2004 was $4.4 million, an increase of $785 thousand or 21.5% over the 2003 balance of $3.7 million. This was the result of service charges and overdraft fees generated by an increasingly active deposit base and an increasing number of customer accounts, as more customers utilized the bounce protection program introduced in 2003.

Total other income for 2003 was $3.7 million, an increase of $1.2 million or 49.8% over the 2002 balance of $2.4 million. This was the result of service charges and overdraft fees generated by an increasingly active deposit base and an increasing number of customer accounts and the addition of an overdraft protection program.

Non-Interest Expenses

Non-interest expense consists of salaries and employee benefits, occupancy expenses, furniture and equipment and other operating expenses.  Total non-interest expenses for 2004 were $16.6 million, $3.4 million or 25.4% higher than the 2003 balance.  Salary expenses increased $2.0 million or 29.6%, as the Corporation opened one new branch, expanded its operations, and increased personnel to more efficiently handle the growth of the banks.  Expenses related to a bank-owned life insurance policy, which was newly purchased in 2004, totaled $304 thousand for the year ended 2004.  Expenses related to the bounce protection program, which was instituted in mid 2003, accounted for $266 thousand of non-interest expense for 2004.  The Corporation's efficiency ratio was 61.04% for 2004 compared to 59.9% for the same period in 2003.

Total non-interest expenses for 2003 were $13.2 million, $3.7 million or 38.7% higher than the 2002 balance.  Salary expenses increased $1.6 million or 31.3% during the year.  Advertising and marketing expenses increased $178 thousand or 47.5% during the same period.  The increased salary expenses were attributable to the additional staff needed for the two new branches opened during 2003, and the additional staffing required to more efficiently handle the growth of the banks.  The marketing expenses are related to the branch openings and to the banks’ campaigns to increase market share.  The Corporation’s efficiency ratio was 59.9% for 2003 compared to 55.3% for the same period in 2002.

Income Taxes

The provision for income tax expense increased $499 thousand or 20.1% for the year ended December 31, 2004 to $3.0 million versus $2.5 million at December 31, 2003.  The provision for income tax expense increased $390 thousand or 18.6% for the year ended December 31, 2003 to $2.5 million versus $2.1 million at December 31, 2002.

Investments

The following tables reflect the value of the securities portfolio of the Corporation at the dates indicated.

Carrying Value of Securities Available for Sale

	December 31,
	2004	2003
	(In Thousands)
U.S. Government and federal agencies	$8,661	$6,402
Obligations of state & political subdivisions	7,233	6,542
Mortgage-backed securities	373	608
Other securities	3,478	2,142
	$19,745	$15,694

Carrying Value of Securities Held to Maturity

	December 31,
	2004	2003
	(In Thousands)
U.S. Government and federal agencies	$497	$897
Obligations of state & political subdivisions	4,334	4,716
Mortgage-backed securities	0	0
Other securities	2,738	2,744
	$7,569	$8,357

At December 31, 2004, the approximate fair value of the securities portfolio was $27.2 million, compared to December 31, 2003 value of $23.9.  As of December 31, 2004, there were no obligations by any one issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. Agencies and Corporations, which in the aggregate exceeded 10% of stockholders’ equity.

The following tables set forth the maturity of distribution and weighted average yields of the securities portfolio at December 31, 2004.  The weighted average yields are calculated on the book value of the portfolio and on securities interest income adjusted for amortization of premium and accretion of discount.

		Available for Sale (1)
		December 31, 2004
(In Thousands)			After One But
	Within One Year		Within Five Years
	Amount (000’s)	Yield (%)	Amount (000’s)	Yield (%)
U.S. Government and federal agencies	2,025	4.00%	3,460	3.22%
Obligations of state & political subdivisions	250	5.96%	683	6.22%
Mortgage-backed securities	0	0.00%	97	5.08%
Other securities	0	0.00%	0	0.00%
Total	2,275	4.22%	4,240	3.73%

	After Five But
	Within Ten Years		After Ten Years
	Amount (000’s)	Yield (%)	Amount (000’s)	Yield (%)
U.S. Government and federal agencies	3,175	4.83%	0	0.00%
Obligations of state & political subdivisions	4,573	5.68%	1,728	4.53%
Mortgage-backed securities	2	8.48%	274	5.29%
Other securities	0	0.00%	280	0.55%
Total	7,750	5.33%	2,282	4.18%

		Held to Maturity
		December 31, 2004
			After One But
	Within One Year		Within Five Years
	Amount (000’s)	Yield (%)	Amount (000’s)	Yield (%)
U.S. Government and federal agencies	0	0.00%	0	0.00%
Obligations of state & political subdivisions	271	6.31%	370	6.00%
Other securities	0	0.00%	0	0.00%
Total	271	6.31%	370	6.00%

	After Five But
	Within Ten Years		After Ten Years
	Amount (000’s)	Yield (%)	Amount (000’s)	Yield (%)
U.S. Government and federal agencies	497	4.59%	0	0.00%
Obligations of state & political subdivisions	2,793	5.97%	900	5.55%
Other securities	0	0.00%	2,738	7.49%
Total	3,290	5.76%	3,638	7.01%

(1) Excludes Restricted Securities of $3,198

Loans

Net loans consist of total loans, unearned income, deferred loan fees and the allowance for loan losses and excludes loans held for sale.  Net loans were $486.9 million at December 31, 2004, an increase of 27.3% over December 31, 2003.

We have significant concentrations of credit in the land acquisition and land development and construction due to the current growth and other economic development that we have been experiencing in our market area for the last several years.  At December 31, 2004, we had $142.9 million of commercial loans secured by real estate, which represented 29.1% of gross loans at that date.  In addition, at December 31, 2004, we had $101.4 million of construction and land development loans secured by real estate, which represented 20.6% of gross loans at that date.  We believe that these loans are all well-secured and are performing as required.

The following table summarizes the composition of the loan portfolio at the dates indicated:

(In thousands)	December 31,
	2004	2003	2002	2001	2000
Loans secured by real estate:			(In 000’s)
Construction and land development	$ 101,363	$ 66,501	$ 38,063	$21,926	$14,474
Secured by farmland	4,154	4,890	2,774	1677	892
Secured by 1-4 family residential	131,230	101,548	70,773	53,419	36,966
Multi-family residential	18,224	15,432	6,258	3,982	4,809
Non-farm, non-residential loans	142,897	120,675	123,477	83,612	52,774
Loans to farmers (except those secured by real estate)	999	197	42	12	477
Commercial and industrial loans (except those secured by real estate)	63,079	49,735	52,970	49,445	56,155
Loans to individuals (except those secured by real estate)	25,491	23,296	19,699	17,261	19,935
All other loans	4,435	4,289	1,838	425	1,224
	$491,872	$386,563	$315,894	$231,759	$187,706
Less:
Allowance for loan losses	5,007	4,104	3,340	2,459	2,000
	$486,865	$382,459	$312,554	$229,300	$185,706

The Corporation had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 2004, or any of the previous years disclosed above. In addition, there were no categories of loans that exceeded 10% of outstanding loans as of December 31, 2004, which were not disclosed.

The table below presents the maturities of selected loans outstanding at December 31, 2004.

After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total
(in 000’s)

Commercial	$ 49,333	$ 12,778	$ 968	$ 63,079
Real estate-construction	73,936	23,974	3,453	101,363
	$ 123,269	$ 36,752	$ 4,421	$ 164,442

Interest sensitivity on such loans maturing after one year:
(In Thousands)

Fixed	$ 34,503
Variable	$ 6,670
Total	$ 41,173

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

Allowance for Loan Losses

We maintain the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio.  Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance.  Specific reserves by loan type are established based on overall historical losses, anticipated losses, and inherit risk.  Additionally, specific reserves for individual loans are established depending on the severity of the potential loss.  Loans are individually reserved once classified as a “watch item” by management.  A higher percentage of the loan is reserved for individual loans with a more severe classification.  The adequacy of the provision for loan losses is reviewed regularly by management through consideration of several factors including changes in character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality whic h includes the identification and assessment of problem loans and an analysis of anticipated economic conditions in the market area.

The allowance for loan losses, at December 31, 2004, was $5.0 million. This is an increase of $903 thousand or 22.0% from December 31, 2003. The increases in our allowance for loan losses are the result of adjustments that management has made in response to the growth of our loan portfolio.

An analysis of the allowance for loan losses, including charge-off activity, is presented in the following table for the periods indicated.

	Year Ended December 31,
(In thousands)	2004	2003	2002	2001	2000

Balance, beginning of period	$ 4,104	$ 3,340	$2,459	$2,000	$1,689
Less Charge-off’s:
Commercial	39	35	42	71	47
Real estate-mortgage	10	0	1	59	0
Real estate-construction	14	0	0	0	0
Consumer installment loans	175	189	242	165	235
Total	$238	$224	$285	$295	$282

Plus Recoveries:
Commercial	13	8	12	$0	$44
Real estate-mortgage	1	0	0	0	0
Real estate-construction	0	0	0	0	0
Consumer installment loans	107	61	54	67	66
Total	$121	$69	$66	$67	$110

Additions charged to operating expense	$1,020	$919	$1,100	$687	$483

Balance, end of period	$5,007	$4,104	$3,340	$2,459	$2,000

Ratio of net charge-offs to
average loans outstanding	0.03%	0.04%	0.08%	0.11%	0.10%

Allocation of the Allowance for Loan Losses

The following table reflects management’s allocation of the allowance for loan losses at December 31 for each of the years indicated:

	2004		2003		2002
(In Thousands)	Allowance	Percent	Allowance	Percent	Allowance	Percent

Real estate construction	$ 559	20.6%	$ 455	17.2%	$ 247	12.0%
Real estate mortgage	1,879	60.3%	2,397	62.7%	1,911	64.4%
Commercial, financial and agriculture	1,964	13.0%	945	12.9%	954	16.8%
Consumer & Other	605	6.1%	307	7.2%	228	6.8%
	$ 5,007	100.0%	$ 4,104	100.0%	$ 3,340	100.0%

	2001		2000
	Allowance	Percent	Allowance	Percent

Real estate construction	$ 137	9.5%	$ 84	7.7%
Real estate mortgage	1,287	61.6%	804	50.8%
Commercial, financial and agriculture	855	21.3%	912	30.2%
Consumer & Other	180	7.6%	200	11.3%
	$ 2,459	100.0%	$ 2,000	100.0%

Non-Performing Assets

Non-accrual loans at December 31, 2004 were $1.1 million compared to $497 thousand for 2003.  Approximately $22 thousand of interest income would have been recorded if interest had been accrued in 2004.  As of December 31, 2004, the Corporation had a total of $1.8 million in non-accrual, and 90 days past due and still accruing interest, compared to $1.4 million in 2003.  This was an increase of $345 thousand or 23.9%.  The Corporation had no restructured loans during 2004 and 2003.

As of December 31, 2004 the Corporation had $2.6 million in impaired loans, which included the $1.1 million balance in non-accrual loans disclosed above.  The Corporation’s management and Board of Directors have reviewed the asset quality of Marathon’s and Rockingham Heritage’s loan portfolios and both loan loss allowances and have found them to be adequate.

The following table details information concerning non-accrual loans, foreclosed properties and past due loans at December 31 for each of the years indicated:

December 31,
	2004	2003	2002	2001	2000
	(in 000’s)

Non-accrual loans	$1,120	$497	$631	$211	$371
Foreclosed Properties	151	67	67	67	0
	$ 1,271	$ 564	$ 698	$ 278	$ 371

Loans past due 90 days or more and still accruing interest	$ 668	$ 946	$ 223	$ 1,079	$ 154

Sources of Funds

Deposits

We primarily use deposits to fund our loans and investment securities.  We offer individuals and small-to-medium-size businesses a variety of deposit accounts.  Deposit accounts, including checking, savings, money markets and certificates of deposit, are obtained primarily from the communities we serve.  We attract both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates.  We offer statement savings accounts, various checking accounts, various money market accounts, fixed-rate certificates with varying maturities and individual retirement accounts.

At December 31, 2004, deposits were $483.9 million, an increase of 21.8% from $397.3 million at December 31, 2003. The deposit growth is a reflection of branch office growth, aggressive pricing, increased marketing and bank consolidation in our principal market.  In order to reduce the overall cost of funds and reduce our reliance on high cost time deposits and short- term borrowings as a funding source, we continue to direct marketing efforts towards attracting lower cost transaction accounts.  However, there is no assurance that these efforts will be successful, or if successful, will reduce our reliance on time deposits and short-term borrowings.

The following table details the average amount of, and the average rate paid on the following primary deposit categories for the years ended December 31, 2004, 2003 and 2002.

	Year ended		Year ended		Year ended
(In thousands)	December 31, 2004		December 31, 2003		December 31, 2002

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits	$71,362		$53,258		$41,379

Interest - bearing demand	59,003	0.39%	49,062	0.54%	40,789	0.96%
Savings	82,161	1.10%	67,341	1.20%	50,983	1.84%
Certificates of deposit	233,127	2.81%	206,813	3.06%	165,927	3.89%
Total interest - bearing deposits	374,291	2.06%	323,216	2.33%	257,699	3.02%

The following is a summary of the maturity distribution of certificates of deposit and other time deposits in amounts of $100,000 or more at December 31, 2004.

	Amount	Percent
	(in 000's)
Three months or less	$ 9,685	13.90%
Over three-six months	9,265	13.30%
Over six-twelve months	12,022	17.25%
Over twelve months	38,704	55.55%
	$ 69,676	100.00%

Certificates of deposit in the amounts of $100,000 or more were $69.7 million at December 31, 2004.  This represents 28.2% of the total certificates of deposit balance of $247.0 million at December 31, 2004.  The Corporation does not solicit such deposits.  Further, the Corporation does bid for selected public funds deposits in large denominations, and such deposits may require a pledging of investment securities.

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

Our ability to fund these daily commitments at December 31, 2004, 2003 and 2002 is illustrated in the table below:

	December 31,
	2004	2003	2002
	(amounts in 000’s)
Liquid Assets:
Cash and due from banks	$21,574	$22,602	$24,768
Federal funds sold	19,075	16,901	19,017
Liquid securities	250	2,471	5,494
Loans maturing in one year or less	211,629	130,010	118,794
Total liquid assets	$252,528	$171,984	$168,073

Total deposits and other liabilities	$531,888	$424,022	$363,931

Ratio of liquid assets to deposits
and other liabilities	47.48%	40.56%	46.18%

The net loan to deposit ratio (100.61%) as of December 31, 2004 has provided the opportunity for the Corporation to achieve a high return on its deposits.  For the year ended December 31, 2004, the Corporation experienced a return on assets of 1.20% and a net interest margin of 4.65%.

Typically, management prefers to maintain a loan to deposit ratio of less than 100%.  The high rate of growth in new loans being produced by the loan production office in Martinsburg, West Virginia, (an office that cannot offer deposit products until it is established as a separate bank) is the primary reason for the Corporation’s higher than usual loan to deposit ratio.  Due to the anticipated deposit growth once Premier Bank has been established, and in light of the short-term borrowings available to the Corporation, management does not feel that this represents a liquidity problem, and we anticipate that the loan to deposit ratio will be back within normal ranges during 2005.

The source of new funds is strong for both long-term and short-term duration.  The growth in deposits was $86.6 million or 21.8% during 2004.  The Corporation also has access to overnight federal funds from correspondent banks totaling up to $22.1 million.  In addition, The Corporation has established borrowing limits through the Federal Reserve Bank’s discount window for $2.0 million. Also, the Corporation has $105.3 million of funds available through the Federal Home Loan Bank of Atlanta of which $30.0 million has been utilized.  Management believes that the opportunity for the sale of loans on the market is good.

The following table summarizes historical trends in our significant cash flow items for the periods indicated:
	Year Ended
	December 31,

	2004	2003	2002
	(In thousands)
CASH FLOWS PROVIDED:
Operations	6,457	6,226	5,617
Investing
Maturity, call and purchase of securities	6,300	8,068	10,578

Financing
Growth in deposits	86,588	52,283	87,425

CASH FLOWS USED:
Investing
Growth in loans	105,426	70,825	84,353
Purchase of property, plant and equipment	2,231	4,148	2,763
Purchase of securities	9,839	6,877	14,209

The following table summarizes ratios considered to be significant indicators of our profitability and financial condition for the periods indicated.

	For the Years Ended December 31,
	2004	2003	2002

Return on average assets
(Net income/average total assets)	1.20%	1.22%	1.27%

Return on average equity
(Net income/average equity)	15.20%	15.86%	15.63%

Dividends payment ratio
(Dividends declared/
Net income)	16.29%	16.72%	15.65%

Average equity to average asset ratio	7.91%	7.68%	8.13%

The following tables present the net income of the Corporation, broken down by quarter for the years ended December 31, 2004 and 2003.

	2004
	In thousands (except per share data)
	March 31	June 30	Sept 30	Dec 31
Total interest income	$7,150	$7,494	$8,226	$8,582
Net interest income after provision for loan losses	4,685	5,067	5,690	6,019
Non interest income	1,035	1,172	1,175	1,057
Non interest expense	3,781	4,047	4,368	4,377
Income before income taxes	1,939	2,192	2,497	2,699
Net income	1,321	1,503	1,704	1,815
Earnings per common share – assuming dilution	$0.26	$0.30	$0.34	$0.35
Dividends per common share	0.00	0.00	0.00	0.21

	2003
	In thousands (except per share data)
	March 31	June 30	Sept 30	Dec 31
Total interest income	$6,250	$6,612	$6,716	$6,934
Net interest income after provision for loan losses	3,860	4,263	4,451	4,726
Non interest income	602	1059	992	1001
Non interest expense	2,811	3,217	3,298	3,887
Income before income taxes	1,651	2,105	2,145	1,840
Net income	1,104	1,446	1,456	1,250
Earnings per common share – assuming dilution	$0.24	$0.31	$0.31	$0.26
Dividends per common share	0.00	0.00	0.00	0.18

Capital Resources

The Corporation’s risk-based capital position at December 31, 2004 was $57.1 million, or 11.9% of risk-weighted assets, for Tier I capital, and $62.1 million, or 12.9% for total risk based capital. Tier I capital consists primarily of common shareholders' equity and Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to Tier 1 Capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%.  The Corporation’s issuance of $7.2 million in Trust Preferred Capital Notes in the fourth quarter of 2001 and the additional issue of $6.2 million in 2003 are included in the Tier 1 capital base, and will serve as a long-term source of funding.

Off-Balance Sheet Obligations

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

The Corporation's exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2004, commitments for standby letters of credit totaled $6.2 million, unfunded commitments under lines of credit totaled $76.4 million, and commitments to extend credit totaled $58.4 million.  At December 31, 2003, commitments for standby letters of credit totaled $4.8 million, unfunded commitments under lines of credit totaled $90.3 million, and commitments to extend credit totaled $35.0 million.

Contractual Obligations

During the normal course of business, the Corporation obligates itself to certain contractual obligations.  These obligations include long-term debt, capital leases, and operating leases.  The following table summarizes those obligations as of December 31, 2004.

( In thousands)		Less Than			More than
Contractual Obligations	Total	One Year	>1-3 years	>3-5 years	Five Years
Long-Term Debt	$ 43,403	$ 16,000	$ 12,000	$ -	$ 15,403
Capital Lease Obligations	273	24	48	48	153
Operating Leases	580	213	200	92	75
Purchase Obligations	-	-	-	-	-
Other	-	-	-	-	-
TOTAL	$ 44,256	$ 16,237	$ 12,248	$ 140	$ 15,631

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Corporation’s consolidated financial statements.  An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur.  Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003.  FIN46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements issued for periods ending after March 15, 2004.  SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003.  Management has evaluated the Corporation’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures because these entities or transactions constitute the Corporation’s primary FIN 46 and FIN 46R exposure.  The adoption of FIN 46 and FIN 46R did not have a material effect on the Corporation’s consolidated financial position or consolidated results of operations.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem”  loans that have been acquired, either individually in a portfolio, or in a business  acquisition.  The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  The SOP does not apply to loans originated by the Corporation.  The Corporation intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Corporation’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued and is effective March 31, 2004.  The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method.  The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity.  This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.  On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1.  This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.”  APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated.  AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic  No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method.  Limited liability companies (LLCs) have characteristics of both characteristics of both corporations and partnerships, but are dissimilar from both in certain respects.  Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs.  The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting. We do not expect that implementation will have a significant impact on the financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date.    Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.   This Statement is effective for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures.   For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

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

The following table represents the interest rate sensitivity on our net income using different rate scenarios as of December 31, 2004.

% Change in
Change in Prime Rate	Net Income
+300 basis points	+10.1%
+200 basis points	+8.4%
+100 basis points	+5.3%
Most Likely	0
-100 basis points	-4.1%
-200 basis points	-11.0%
-300 basis points	-23.9%

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

The following chart reflects the change in net market value by using December 31, 2004 data, over different rate environments with a one-year horizon.

Change in Economic Value of Equity
Change in Prime Rate	(dollars in thousands)
+300 basis points	6,059
+200 basis points	5,910
+100 basis points	5,653
Most Likely	5,424
-100 basis points	4,657
-200 basis points	1,652
-300 basis points	(4,243)

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

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this Item 8:

-- Report of Independent Registered Public Accounting Firm - Yount, Hyde & Barbour, P.C.

-- Consolidated Balance Sheets - December 31, 2004 and 2003.

-- Consolidated Statements of Income - Years ended December 31, 2004, 2003, and 2002.

-- Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2004, 2003 and 2002.

-- Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002.

-- Notes to Consolidated Financial Statements.

To the Board of Directors

Premier Community Bankshares, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Premier Community Bankshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004.  We also have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Premier Community Bankshares, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Premier Community Bankshares, Inc. and Subsidiaries management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the corporation's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Community Bankshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management’s assessment that Premier Community Bankshares, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on  Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Furthermore, in our opinion, Premier Community Bankshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

February 17, 2005

PREMIER COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003
(In Thousands, Except for Share Data)
Assets	2004	2003

Cash and due from banks	$ 21,459	$ 22,394
Interest-bearing deposits in other banks	115	208
Federal funds sold	19,075	16,901
Securities available for sale, at fair value	19,745	15,694
Securities held to maturity (fair value approximates $7,481 and
$8,207 at December 31, 2004 and 2003, respectively)	7,569	8,357
Loans, net of allowance for loan losses of $5,007 in 2004
and $4,104 in 2003	486,865	382,459
Bank premises and equipment, net	12,158	10,962
Accrued interest receivable	1,850	1,678
Other real estate	151	67
Other assets	7,163	4,582
	$ 576,150	$ 463,302
Liabilities and Shareholders' Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$ 88,229	$ 61,123
Savings and interest-bearing demand deposits	148,729	130,312
Time deposits	246,975	205,910
Total deposits	$ 483,933	$ 397,345
Federal Home Loan Bank advances	30,000	10,000
Short-term borrowings	513	541
Accounts payable and accrued expenses	3,860	2,948
Capital lease payable	179	188
Trust Preferred Capital Notes	13,403	13,403
Commitments and contingent liabilities	- -	- -
Total liabilities	$ 531,888	$ 424,425

Shareholders' Equity
Preferred stock, Series A, 5% noncumulative, no par
value; 1,000,000 shares authorized and unissued	$ - -	$ - -
Common stock, $1 par value; 20,000,000 shares authorized;
2004, 4,919,548 shares issued and outstanding;
2003, 4,881,084 shares issued and outstanding;	4,920	4,881
Capital surplus	19,502	19,328
Retained earnings	19,710	14,400
Accumulated other comprehensive income	130	268
Total shareholders' equity	$ 44,262	$ 38,877
	$ 576,150	$ 463,302
See Notes to Consolidated Financial Statements.

PREMIER COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except for Per Share Data)

	2004	2003	2002
Interest and dividend income:
Interest and fees on loans	$ 30,036	$ 25,106	$ 21,558
Interest on investment securities:
Nontaxable	183	217	188
Taxable	268	316	402
Interest and dividends on securities available for sale:
Nontaxable	270	229	98
Taxable	338	322	485
Dividends	93	76	83
Interest on deposits in banks	3	4	12
Interest on federal funds sold	261	242	288
Total interest and dividend income	$ 31,452	$ 26,512	$ 23,114

Interest expense:
Interest on deposits	$ 7,783	$ 7,518	$ 7,788
Interest on capital lease obligations	14	15	16
Interest on borrowings	1,174	760	664
Total interest expense	$ 8,971	$ 8,293	$ 8,468
Net interest income	$ 22,481	$ 18,219	$ 14,646
Provision for loan losses	1,020	919	1,100
Net interest income after provision for loan losses	$ 21,461	$ 17,300	$ 13,546

Noninterest income:
Service charges on deposit accounts	$ 3,188	$ 2,611	$ 1,517
Commissions and fees	820	801	711
Other	431	242	212
Total noninterest income	$ 4,439	$ 3,654	$ 2,440

Noninterest expenses:
Salaries and employee benefits	$ 8,735	$ 6,739	$ 5,133
Net occupancy expense of premises	933	670	555
Furniture and equipment	1,282	1,044	608
Other	5,623	4,760	3,231
Total other expenses	$ 16,573	$ 13,213	$ 9,527
Income before income taxes	$ 9,327	$ 7,741	$ 6,459
Provision for income tax	2,984	2,485	2,095

Net income	$ 6,343	$ 5,256	$ 4,364

Earnings per share, basic	$ 1.30	$ 1.14	$ 0.96
Earnings per share, assuming dilution	$ 1.26	$ 1.11	$ 0.94

See Notes to Consolidated Financial Statements.

PREMIER COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders’ Equity Years Ended December 31, 2004, 2003 and 2002 (In Thousands, except Share Data)

				Accumulated
				Other
				Compre-	Compre-	Total
	Common	Capital	Retained	Hensive	hensive	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Income	Equity
Balance, December 31, 2001	$ 4,527	$ 14,808	$ 6,342	$ 68		$ 25,745
Comprehensive income:
Net income	- -	- -	4,364	- -	$ 4,364	4,364
Other comprehensive income, unrealized
gain on securities available for sale
(net of tax, $104)	- -	- -	- -	201	201	201
Total comprehensive income	- -	- -	- -	- -	$ 4,565	- -
Dividends declared ($0.15 per share)	- -	- -	(683)	- -		(683)
Issuance of common stock - exercise of
stock options (28,000 shares)	28	169	- -	- -		197
Balance, December 31, 2002	$ 4,555	$ 14,977	$ 10,023	$ 269		$ 29,824
Comprehensive income:
Net income	- -	- -	5,256	- -	$ 5,256	5,256
Other comprehensive income, unrealized
(loss) on securities available for sale
(net of tax, $1)	- -	- -	- -	(1)	(1)	(1)
Total comprehensive income	- -	- -	- -	- -	$ 5,255	- -
Dividends declared ($0.18 per share)	- -	- -	(879)	- -		(879)
Issuance of common stock – exercise of
stock options (38,100 shares)	38	378	- -	- -		416
Issuance of comon stock,
stock offering (287,500 shares)	288	3,973	- -	- -		4,261
Balance, December 31, 2003	$ 4,881	$ 19,328	$ 14,400	$ 268		$ 38,877
Comprehensive income:
Net income	- -	- -	6,343	- -	$ 6,343	6,343
Other comprehensive income, unrealized
(loss) on securities available for sale
(net of tax, $ 71)	- -	- -	- -	(138)	(138)	(138)
Total comprehensive income	- -	- -	- -	- -	$ 6,205	- -
Dividends declared ($0.21 per share)	- -	- -	(1,033)	- -		(1,033)
Issuance of common stock - exercise of
stock options ( 41,775 shares)	42	229				271
Repurchase of common stock - exercise of
cashless stock options (3,311 shares)	(3)	(55)				(58)
Balance, December 31, 2004	$ 4,920	$ 19,502	$ 19,710	$ 130		$ 44,262

See Notes to Consolidated Financial Statements.

PREMIER COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(Dollars in Thousands)

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$ 6,343	$ 5,256	$ 4,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,036	886	498
Provision for loan losses	1,020	919	1,100
Deferred tax (benefit)	(384)	(187)	(179)
Loss on sale of equipment	- -	- -	14
Net amortization on securities	67	53	22
Origination of loans held for sale	- -	- -	(4,624)
Proceeds from sale of loans held for sale	- -	- -	5,095
Changes in asset and liabilities:
Increase in other assets	(2,211)	(1,284)	(598)
Increase in accrued interest receivable	(172)	(33)	(187)
Increase in accounts payable and accrued expenses	758	616	112
Net cash provided by operating activities	$ 6,457	$ 6,226	$ 5,617

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of investment securities	$ 780	$ 2,358	$ 2,590
Proceeds from maturities, calls and principal payments of securities available for sale	5,520	5,710	7,988
Purchase of investment securities	- -	(706)	(2,873)
Purchase of securities available for sale	(9,839)	(6,171)	(11,336)
Net increase in loans	(105,426)	(70,825)	(84,353)
Purchase of bank premises and equipment	(2,231)	(4,148)	(2,763)
Net cash (used in) investing activities	$ (111,196)	$ (73,782)	$ (90,747)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	$ 45,523	$ 41,930	$ 34,826
Net increase in certificates of deposit	41,065	10,353	52,599
Increase in Federal Home Loan Bank advances	20,000	1,000	2,000
Increase (decrease) in short-term borrowings	(28)	6	(24)
Proceeds from trust preferred capital notes	- -	6,000	- -
Net proceeds from issuance of common stock	271	4,677	197
Repurchase of common stock	(58)	- -	- -
Principal payments on capital lease obligations	(9)	(8)	(8)
Payment of dividends	(879)	(683)	(541)
Net cash provided by financing activities	$ 105,885	$ 63,275	$ 89,049

Increase (decrease) in cash and cash equivalents	$ 1,146	$ (4,281)	$ 3,919

Cash and Cash Equivalents
Beginning	39,503	43,784	39,865
Ending	$ 40,649	$ 39,503	$ 43,784

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$ 8,909	$ 8,263	$ 8,442
Income taxes	$ 3,222	$ 2,285	$ 2,574

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$ 151	$ - -	$ - -
Unrealized gain (loss) on securities available for sale	$ (209)	$ (2)	$ 305

See Notes to Consolidated Financial Statements.

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

Principles of Consolidation

The consolidated financial statements of the Premier Community Bankshares, Inc. and its subsidiaries, include the accounts of all companies.  All material intercompany balances and transactions have been eliminated.  FASB Interpretation No. 46 (R) requires that the Corporation no longer consolidate Premier Statutory Trust I and Premier Statutory Trust II.  The subordinated debt of the Trusts are reflected as a liability on the Corporation’s balance sheet.

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

Restricted securities include Federal Reserve stock and Federal Home Loan Bank stock.

Stock Offering

On November 19, 2003, the Corporation issued 287,500 shares of common stock through a stock offering.  The stock was offered to the public at $15.75 per share.  After expenses of $267,000 proceeds to the Corporation were $4,261,000.

Notes to Consolidated Financial Statements

Loans

The Corporation’s banking subsidiaries grant mortgage, commercial and consumer loans to customers.  These loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.  A substantial portion of the loan portfolio is represented by mortgage loans throughout the Augusta, Frederick, Rockingham, Shenandoah and Warren County areas of Virginia.  Additionally, the new loan production office in Martinsburg, West Virginia, has produced a concentration of loans in the counties of Berkeley, Jefferson, and Morgan.  The ability of the debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

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

Notes to Consolidated Financial Statements

Bank Premises and Equipment

Land is carried at cost.  Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets, ranging from 3 to 40 years.

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

Notes to Consolidated Financial Statements

	2004	2003	2002

Net income, as reported	$ 6,343	$ 5,256	$ 4,364
Total stock-based compensation expense
determined under fair value based method
for all rewards	(127)	(125)	(177)
Pro forma net income	$ 6,216	$ 5,131	$ 4,187

Basic earnings per share
As reported	$ 1.30	$ 1.14	$ 0.96
Pro forma	$ 1.27	$ 1.11	$ 0.92

Diluted earnings per share
As reported	$ 1.26	$ 1.11	$ 0.94
Pro forma	$ 1.23	$ 1.08	$ 0.91

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model.  The estimates were calculated using the following weighted-average assumptions for grants in 2004 and 2003, respectively:  Dividend rate of 1.27% and 1.33%, price volatility of 24.53% and 22.92%, risk-free interest rate of 3.66% and 3.54%, and expected lives of 5 years.

See Note 15 for additional information relating to this plan.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Note 2.

Securities

The amortized cost and fair value of the securities available for sale as of December 31, 2004 and 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2004
U.S. Government and		(In Thousands)
federal agencies	$ 8,646	$ 28	(13)	$ 8,661
Obligations of state and
political subdivisions	7,086	168	(21)	7,233
Mortgage-backed securities	368	6	(1)	373
Equity securities	250	30	- -	280
Restricted securities	3,198	- -	- -	3,198
	$ 19,548	$ 232	$ (35)	$ 19,745

Notes to Consolidated Financial Statements

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2003
	(In Thousands)
U.S. Government and
federal agencies	$ 6,281	$ 121	$ - -	$ 6,402
Obligations of state and
political subdivisions	6,337	223	(18)	6,542
Mortgage-backed securities	588	20	- -	608
Equity securities	250	60	- -	310
Restricted securities	1,832	- -	- -	1,832
	$ 15,288	$ 424	$ (18)	$ 15,694

The amortized cost and fair value of the securities available for sale as of December 31, 2004, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties.  Therefore, these securities are not included in the maturity categories in the maturity summary.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$ 2,256	$ 2,275
Due after one year through five years	4,127	4,143
Due after five years through ten years	7,616	7,748
Due over ten years	1,733	1,728
Mortgage-backed securities	368	373
Equity securities	250	280
Restricted securities	3,198	3,198
	$ 19,548	$ 19,745

Notes to Consolidated Financial Statements

The amortized cost and fair value of securities being held to maturity as of December 31, 2004 and 2003, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
2004
(In Thousands)

U.S. Government and
federal agencies	$ 497	$ -	$ (31)	$ 466
Obligations of state and
political subdivisions	4,334	139	(84)	$ 4,389
Trust preferred securities	2,738	15	(127)	$ 2,626
	$ 7,569	$ 154	$ (242)	$ 7,481

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
2003
(In Thousands)

U.S. Government and
federal agencies	$ 897	$ 9	$ (10)	$ 896
Obligations of state and
political subdivisions	4,716	194	(225)	4,685
Trust preferred securities	2,744	17	(135)	2,626
	$ 8,357	$ 220	$ (370)	$ 8,207

The amortized cost and fair value of the securities being held to maturity as of December 31, 2004, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$ 271	$ 273
Due after one year through five years	370	384
Due after five years through ten years	3,290	3,382
Due over ten years	3,638	3,442
	$ 7,569	$ 7,481

For the years ended December 31, 2004, 2003, and 2002, there were no sales of securities available for sale.

Securities having a carrying value of $ 7,932,000 and $5,379,000 at December 31, 2004 and 2003 were pledged to secure public deposits and for other purposes required by law.

Securities in an unrealized loss position at December 31, 2004, and 2003, by duration of the unrealized loss, are shown below.  No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.  There are approximately 20 securities in the consolidated portfolio of the two banks that have losses, which are considered to be temporary.

December 31, 2004

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
(In Thousands)

U.S. Government
and agency securities	$ 5,408	$ (45)	$ - -	$ - -	$ 5,408	$ (45)
Obligations of states
and political subdivisions	497	(8)	1,308	(97)	1,805	(105)
Other securities	93	(1)	2,366	(126)	2,459	(127)
	$ 5,998	$ (54)	$ 3,674	$ (223)	$ 9,672	$ (277)

Notes to Consolidated Financial Statements

December 31, 2003

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
(In Thousands)

U.S. Government and agency securities	$ 487	$ (10)	$ -	$ -	$ 487	$ (10)
Obligations of states and political subdivisions	1,637	(243)	- -	- -	1,637	(243)
Other securities	1,728	(128)	638	(7)	2,366	(135)
	$ 3,852	$ (381)	$ 638	$ (7)	$ 4,490	$ (388)

Note 3.

Loans and Related Party Transactions

The composition of the net loans is as follows:

	December 31,
	2004	2003
	(In Thousands)
Mortgage loans on real estate:
Construction	$ 101,363	$ 66,501
Secured by farmland	4,154	4,890
Secured by 1-4 family residential	131,230	101,548
Multi-family residential	18,224	15,432
Nonfarm, nonresidential loans	142,897	120,675
Loans to farmers (except those secured by real estate)	999	197
Commercial loans (except those secured by real estate)	63,079	49,735
Consumer installment loans (except those secured by real estate)	25,491	23,296
Overdrafts reclassified from deposits	246	384
All other loans	4,189	3,905
	$ 491,872	$ 386,563
Less:
Allowance for loan losses	5,007	4,104
	$ 486,865	$ 382,459

The Corporation, through its banking subsidiaries, has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  These persons and firms were indebted to the Banks for loans totaling $ 6,022,000 and $7,232,000 at December 31, 2004 and 2003, respectively. During 2004, total principal additions were $3,855,000 and total principal payments were $5,065,000.

Notes to Consolidated Financial Statements

Note 4.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	December 31,
	2004	2003	2002
	(In Thousands)

Balance, beginning	$ 4,104	$ 3,340	$ 2,459
Provision for loan losses	1,020	919	1,100
Recoveries	121	69	66
Loan losses charged to
the allowance	(238)	(224)	(285)
Balance, ending	$ 5,007	$ 4,104	$ 3,340

The following is a summary of information pertaining to impaired loans for the years ended December 31, 2004 and 2003:

December 31,
	2004	2003
(In Thousands)

Impaired loans with a valuation allowance	$ 2,550	$ 2,363
Impaired loans without a valuation allowance	64	- -
Total impaired loans	$ 2,614	$ 2,363

Valuation allowance related to impaired loans	$ 255	$ 326

Average investment in impaired loans	$ 2,041	$ 1,135

Interest income recognized on impaired loans	$ 101	$ 32

Interest income recognized on a cash basis
on impaired loans	$ 97	$ 20

Notes to Consolidated Financial Statements

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $268,225 and $136,851 at December 31, 2004 and 2003, respectively.  If interest on these loans had been accrued, such income would have approximated $5,800, $4,800 and $2,000 for 2004, 2003 and 2002, respectively.

Note 5.

Bank Premises and Equipment, Net

Bank premises and equipment as of December 31, 2004 and 2003 consists of the following:

	2004	2003
	(In Thousands)

Bank premises	$ 10,328	$ 8,360
Furniture and equipment	6,276	5,435
Capital leases - property and equipment	257	257
Bank premises and equipment in process	172	828
	$ 17,033	$ 14,880
Less accumulated depreciation	4,875	3,918
	$ 12,158	$ 10,962

Depreciation and amortization, related to Bank premises and equipment, included in operating expense for 2004, 2003 and 2002 was $1,036,000, $886,000 and $498,000, respectively.

Note 6.

Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $69,676,000 and $55,808,000, respectively.

At December 31, 2004, the scheduled maturities of time deposits are as follows (dollars in thousands):

Years Ending December 31:

2005	$ 121,335
2006	54,157
2007	19,151
2008	26,721
2009	25,611
$ 246,975

Notes to Consolidated Financial Statements

Note 7.

Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

	2004	2003
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$ 1,584	$ 1,301
Deferred loan fees	166	128
Deferred benefit plans	327	172
Other	91	65
	$ 2,168	$ 1,666
Deferred tax liabilities:
Depreciation	$ 578	$ 460
Securities available for sale	67	138
	$ 645	$ 598
Net deferred tax assets
Net deferred tax assets included in other assets	$ 1,523	$ 1,068

The provision for income taxes charged to operations for the years ended December 31, 2004, 2003 and 2002, consists of the following:

	2004	2003	2002
	(In Thousands)

Current tax expense	$ 3,368	$ 2,672	$ 2,274
Deferred tax (benefit)	(384)	(187)	(179)
	$ 2,984	$ 2,485	$ 2,095

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2004, 2003 and 2002, due to the following:

	2004	2003	2002
	(In Thousands)

Computed "expected" tax expense	$ 3,171	$ 2,632	$ 2,196
Increase (decrease) in income taxes
resulting from:
Tax-exempt interest income	(199)	(155)	(102)
Other	12	8	1
	$ 2,984	$ 2,485	$ 2,095

Notes to Consolidated Financial Statements

Note 8.

Leases

Capital Leases

The Marathon Bank has a lease agreement on a branch facility.  The liability is payable in monthly installments of $1,991 through May 31, 2016 at an interest rate of 8%. The capital lease payable at December 31, 2004 in the amount of $179,000 represents the present value of the balance due in future years for lease rentals discounted at the respective interest rates.  Since the term of the lease is approximately the same as the estimated useful life of the assets, and the present value of the future minimum lease payments at the beginning of the lease approximated the fair value of the leased assets at that date, the lease is considered to be a capital lease and has been so recorded.

The following is a schedule by years of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2004:

Years ending December 31 (dollars in thousands):

2005	$ 24
2006	24
2007	24
2008	24
2009	24
Later years	153
Total minimum lease payments	$ 273
Less the amount representing interest	(94)
Present value of net minimum
Present value of net minimum lease payments	$ 179

Operating Leases

Rockingham Heritage Bank has entered into a five-year operating lease with an entity of which a director of the Corporation is a shareholder.  The lease expires on November 30, 2005 and has four five-year renewal options.  The total minimum lease commitment at December 31, 2004 under this lease is $26,565.

The Banks were obligated under a number of other noncancelable leases for various banking premises, which including renewal options, expire through 2012.  Total rental expense on premises and equipment for 2004, 2003 and 2002, was $325,000, $258,000 and $226,000, respectively.

Notes to Consolidated Financial Statements

Minimum rental commitments under noncancelable operating leases with terms in excess of one year as of December 31, 2004 were as follows (dollars in thousands):

2005	$ 213
2006	131
2007	69
2008	57
2009	35
Later years	75
$ 580

Note 9.

Commitments and Contingent Liabilities

In the normal course of business, there are other outstanding commitments and contingent liabilities which are not reflected in the accompanying financial statements.  See Note 11 with respect to financial instruments with off-balance-sheet risk.

As members of the Federal Reserve System, the banking subsidiaries are required to maintain certain average reserve balances.  For the final weekly reporting period in the years ended December 31, 2004 and 2003, the aggregate amounts of daily average required balances were approximately $6,404,000 and $2,828,000, respectively.

The Banks are required to maintain certain required reserve balances with its correspondent bank.  Those required balances were $2,025,000 and $9,050,000 for 2004 and 2003, respectively.

Note 10.

Dividend Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Banks to the Corporation.  The total amount of dividends which may be paid at any date is generally limited to the current year earnings and earnings retained for the two preceding years.

As of December 31, 2004, the aggregate amount of unrestricted funds, which could be transferred from the Corporation’s subsidiaries to the Parent Company, without prior regulatory approval, totaled approximately $17,449,000 or 39.4% of the consolidated net assets.

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

The Banks' exposure to credit loss is represented by the contractual amount of these commitments. The Banks follow the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2004	2003
	(In Thousands)

Commitments to grant loans	$ 58,385	$ 34,997
Standby letters of credit	6,161	4,796
Unfunded commitments under
lines of credit	76,391	90,308

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Banks evaluate each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if it is deemed necessary by the Banks, is based on management's credit evaluation of the counterparty.

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

Notes to Consolidated Financial Statements

The Banks have cash accounts in other commercial banks.  The amount on deposit at these banks at December 31, 2004 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $2,316,000.

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

For the years ended December 31, 2004, 2003 and 2002, expense attributable to these retirement plans amounted to $330,000, $307,000 and $183,000, respectively.

Deferred Compensation Plans

During 2004, a deferred compensation plan and split dollar life insurance plan were adopted for selected Executive Officers of the Company.  Under these plans, the benefit is equal to 25% of the individual employee’s final compensation at time of retirement.  Benefits are to be paid in monthly installments commencing at retirement for a period of 180 months.  The agreement provides that if employment is terminated for reasons other than retirement or disability, the benefit is reduced based upon a vesting schedule.  If death occurs prior to termination of service, no retirement benefits are paid but a life insurance benefit of up to three times compensation is paid to the employees’ beneficiary. The deferred compensation charged to expense for 2004, based on the present value of the retirement benefits, was $304,054.  The plans are unfunded; however, life insurance has been acquired on the life company employees in amounts sufficient to offset the expense of the obligations.

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

Notes to Consolidated Financial Statements

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

At December 31, 2004 and 2003, the fair value of loan commitments and stand-by letters of credit were immaterial.

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Thousands)		(Thousands)
Financial assets:
Cash and short-term
investments	$ 40,649	$ 40,649	$ 39,503	$ 39,503
Securities	27,314	27,226	24,051	23,901
Loans, net	486,865	489,532	382,459	397,150
Accrued interest receivable	1,850	1,850	1,678	1,678

Financial liabilities:
Deposits	$ 483,933	$ 482,666	$ 397,345	$ 401,115
Federal Home Loan Bank
advances	30,000	30,169	10,000	10,079
Short-term borrowings	513	513	541	541
Capital lease payable	179	179	188	188
Trust preferred capital notes	13,403	13,403	13,403	13,403
Accrued interest payable	504	504	442	442

The Corporation, through its banking subsidiaries, assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of their financial instruments will change when interest rate levels change and that change may be

Notes to Consolidated Financial Statements

either favorable or unfavorable.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation's overall interest rate risk.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2004 and 2003, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

There are no conditions or events since the notification that management believes have changed the Banks’ category.  The Corporation’s and the Banks’ capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table.

Notes to Consolidated Financial Statements

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2004:
Total Capital to Risk
Weighted Assets:
Consolidated	$ 62,139	12.89%	$ 38,560	8.00%	N/A	N/A
The Marathon Bank	$ 33,877	11.36%	$ 23,853	8.00%	$ 29,816	10.00%
Rockingham Heritage Bank	$ 21,855	12.00%	$ 14,565	8.00%	$ 18,207	10.00%
Tier 1 Capital to Risk
Weighted Assets:
Consolidated	$ 57,132	11.85%	$ 19,280	4.00%	N/A	N/A
The Marathon Bank	$ 30,673	10.29%	$ 11,927	4.00%	$ 17,890	6.00%
Rockingham Heritage Bank	$ 20,050	11.01%	$ 7,283	4.00%	$ 10,924	6.00%
Tier 1 Capital to
Average Assets:
Consolidated	$ 57,132	10.13%	$ 22,559	4.00%	N/A	N/A
The Marathon Bank	$ 30,673	8.62%	$ 14,226	4.00%	$ 17,782	5.00%
Rockingham Heritage Bank	$ 20,050	9.62%	$ 8,333	4.00%	$ 10,416	5.00%

As of December 31, 2003:
Total Capital to Risk
Weighted Assets:
Consolidated	$ 55,713	14.80%	$ 30,112	8.00%	N/A	N/A
The Marathon Bank	$ 23,560	10.63%	$ 17,729	8.00%	$ 22,161	10.00%
Rockingham Heritage Bank	$ 19,227	12.51%	$ 12,296	8.00%	$ 15,370	10.00%
Tier 1 Capital to Risk
Weighted Assets:
Consolidated	$ 51,478	13.68%	$ 15,056	4.00%	N/A	N/A
The Marathon Bank	$ 21,160	9.55%	$ 8,864	4.00%	$ 13,297	6.00%
Rockingham Heritage Bank	$ 17,523	11.40%	$ 6,148	4.00%	$ 9,222	6.00%
Tier 1 Capital to
Average Assets:
Consolidated	$ 51,478	11.46%	$ 17,975	4.00%	N/A	N/A
The Marathon Bank	$ 21,160	7.98%	$ 10,609	4.00%	$ 13,261	5.00%
Rockingham Heritage Bank	$ 17,523	9.52%	$ 7,366	4.00%	$ 9,208	5.00%

Notes to Consolidated Financial Statements

Note 15.

Stock Compensation Plan

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

A summary of the activity in the stock option plan follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	295,275	$ 7.77	331,375	$ 7.25	126,375	$ 5.11
Granted	4,000	17.56	12,000	14.32	245,000	8.13
Exercised	(41,775)	5.91	(38,100)	6.03	(28,000)	5.33
Forfeited	(2,000)	7.30	(10,000)	5.00	(12,000)	7.30
Outstanding at end of year	255,500	$ 8.23	295,275	$ 7.77	331,375	$ 7.25

Options exercisable at year-end	230,750	$ 7.79	213,025	$ 7.17	199,625	$ 6.46
Weighted-average fair value of
options granted during the year	$ 4.36		$ 3.31		$ 2.29

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Number	Contractual	Number	Contractual
Price	Outstanding	Life	Exercisable	Life

$ 5.00	37,875	1.75	37,875	1.75
7.25	5,000	1.75	5,000	1.75
7.30	135,000	6.75	135,000	6.75
10.53	61,625	7.75	45,875	7.75
10.23	1,000	8.00	500	8.00
11.67	1,000	8.25	500	8.25
14.99	10,000	8.75	5,000	8.75
17.56	4,000	9.50	1,000	9.50
Oustanding at end of year	255,500	6.28	230,750	6.08

Notes to Consolidated Financial Statements

Note 16.

Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2004		2003		2002
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings
per share	4,893,442	$ 1.30	4,602,466	$ 1.14	4,537,185	$ 0.96
Effect of dilutive
securities:
Stock options	155,355		142,623		83,903
Diluted earnings
per share	5,048,797	$ 1.26	4,745,089	$ 1.11	4,621,088	$ 0.94

In 2004 there were no shares excluded from EPS or considered to be antidilutive.  In 2003 and in 2002, stock options representing 1,000 and 31,500 shares were not included in computing diluted EPS because their effects were antidilutive.

Note 17.

Borrowings

The Corporation’s banking subsidiaries has a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta for $105,300,000 and $69,400,000 as of December 31, 2004 and 2003, respectively. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available.  These advances are secured by 1-4 family residential mortgages.  The unused line of credit totaled $75,300,000 and $59,400,000 at December 31, 2004 and 2003, respectively.  On some fixed rate advances the FHLB may convert the advance to an indexed floating interest rate at some set point in time for the remainder of the term.  If the advance converts to a floating interest rate, the Banks may pay back all or part of the advance without a prepayment penalty.  Floating rate advances may be paid back at any time without penalty.

As of December 31, 2004, the fixed-rate long-term debt totaled $17,000,000 and matures through April 6, 2011.  The interest rates on the fixed-rate note payable ranges from 1.84% to 7.07%.  As of December 31, 2004, the adjustable-rate long-term debt totaled $13,000,000 and matures through June 18, 2007.  $10,000,000 of the adjustable-rate long-term debt is adjustable quarterly with a current rate of 2.01%; the remaining  $3,000,000 is adjustable daily, with a rate of 2.50% as of December 31, 2004.

As of December 31, 2003, the fixed-rate long-term debt totaled $10,000,000 and matured through April 6, 2011.  The interest rates on the fixed-rate notes payable range from 2.31% to 7.07%.

Notes to Consolidated Financial Statements

The contractual maturities of FHLB advances as of December 31, 2004 are as follows (dollars in thousands):

Due in 2005	$ 16,000
Due in 2006	2,000
Due in 2007	10,000
Due in 2011	2,000
$ 30,000

In 2001, Premier Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities.  On December 18, 2001, $7.2 million of trust preferred securities were issued through a pooled underwriting totaling approximately $300 million.  The securities have a LIBOR-indexed floating rate of interest.  The interest rate as of December 31, 2004 was 6.10%.  Interest is payable monthly.  The securities have a mandatory redemption date of December 18, 2031, and are subject to varying call provisions beginning December 18, 2006.  The principal asset of the Trust is $7.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

In 2003, Premier Statutory Trust II, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities.  On September 25, 2003, an additional $6.2 million of trust preferred securities were issued through a pooled underwriting totaling approximately $228 million.  The securities have a LIBOR-indexed floating rate of interest.  The interest rate as of December 31, 2004 was 5.17%.  Interest is payable monthly.  The securities have an optional redemption date of October 8, 2008, and are subject to varying call provisions beginning October 8, 2033.  The principal asset of the Trust is $6.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

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

Notes to Consolidated Financial Statements

Note 18.

Other Expenses

The Corporation and its subsidiaries had the following expenses as of December 2004, 2003 and 2002 as follows:

	2004	2003	2002
	(In Thousands)
Advertising	$ 621	$ 553	$ 375
ATM expense	374	315	257
Directors' fees	425	356	275
Postage expense	270	278	262
Stationary and supplies	431	545	328
Telephone expense	388	294	226
Other (no item >1% of revenue)	3,114	2,419	1,508
	$ 5,623	$ 4,760	$ 3,231

Note 19.

Formation of New Bank Subsidiary

The Corporation intends to organize a third bank in West Virginia, which will be named Premier Bank.  The Corporation plans to locate Premier Bank's headquarters in Martinsburg and its initial branch office in Shepherdstown, West Virginia.  It is expected that Premier Bank will open in the second quarter of 2005. The banking charter has been received from the state of West Virginia, as well as approval for deposit insurance from the FDIC.  Premier Bank was originally expected to open during the third quarter of 2004, but was unable to do so due to unexpected delays in the local government planning process.  Premier Bank will offer a wide variety of deposits and loans, including residential loans, commercial loans and commercial construction and development loans. The Corporation has entered into a contractual agreement for the construction of the branch office in Shepherdstown.  The obligation totals $604,000.  The contract must commence on or before March 1, 2005, and must be completed on or before September 1, 2005.

Notes to Consolidated Financial Statements

Note 20.

Parent Corporation Only Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
(Parent Corporation Only)

Balance Sheets
December 31, 2004 and 2003

	2004	2003
	(In Thousands)
Assets
Cash	$ 229	$ 402
Interest bearing deposits with subsidiary banks	3,450	8,429
Federal funds sold	2,508	3,328
Investment in subsidiaries	51,256	39,354
Equipment, net	733	905
Other assets	805	1,063

Total assets	$ 58,981	$ 53,481

Liabilities
Accrued expenses	$ 283	$ 322
Dividends payable	1,033	879
Trust preferred capital notes	13,403	13,403
	$ 14,719	$ 14,604

Shareholders' Equity
Preferred stock	$ - -	$ - -
Common stock	4,920	4,881
Capital surplus	19,502	19,328
Retained earnings	19,710	14,400
Accumulated other comprehensive income	130	268
Total shareholders' equity	$ 44,262	$ 38,877

Total liabilities and shareholders' equity	$ 58,981	$ 53,481

Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
(Parent Corporation Only)

Statements of Income
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In Thousands)
Income
Interest on federal funds sold	$ 60	$ 22	$ 11
Interest on deposits in other banks	72	29	155
Management fee income	247	226	31
Total income	$ 379	$ 277	$ 197

Expenses
Interest expense on trust preferred capital notes	$ 640	$ 413	$ 392
Other expenses	802	651	221
Total expense	$ 1,442	$ 1,064	$ 613

(Loss) before income tax (benefit) and
undistributed income of subsidiaries	$ (1,063)	$ (787)	$ (416)

Income tax (benefit)	(366)	(266)	(148)

(Loss) before undistributed
income of subsidiaries	$ (697)	$ (521)	$ (268)

Undistributed income of subsidiaries	7,040	5,777	4,632

Net income	$ 6,343	$ 5,256	$ 4,364

Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
(Parent Corporation Only)

Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In Thousands)
Cash Flows from Operating Activities
Net income	$ 6,343	$ 5,256	$ 4,364
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation expense	247	226	31
(Undistributed income) of subsidiary	(7,040)	(5,777)	(4,632)
(Increase) decrease in other assets	258	(336)	(290)
Increase (decrease) in accrued expenses	(39)	135	133
Net cash (used in) operating activities	$ (231)	$ (496)	$ (394)

Cash Flows from Investing Activities
Increase in investment in subsidiaries	$ (5,000)	$ (1,486)	$ (3,000)
Purchase of equipment	(75)	(231)	(931)
(Increase) decrease in investment in certificates
of deposit with subsidiaries	4,979	(4,847)	3,418
Net cash (used in) investing activities	$ (96)	$ (6,564)	$ (513)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	$ 271	$ 4,677	$ 197
Repurchase of common stock	(58)	- -	- -
Proceeds from trust preferred capital notes	- -	6,186	- -
Payment of dividends	(879)	(683)	(541)
Net cash provided by (used in) financing activities	$ (666)	$ 10,180	$ (344)

Increase (decrease) in cash and cash equivalents	$ (993)	$ 3,120	$ (1,251)

Cash and Cash Equivalents
Beginning	3,730	610	1,861

Ending	$ 2,737	$ 3,730	$ 610

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  An evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2004 was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.  Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Corporation’s internal control over financial reporting is designed to provide reasonable assurance to the Corporation’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K.  Yount, Hyde & Barbour, P.C.’s attestation report on management’s assessment of the Corporation’s internal control over financial reporting appears on pages 37 and 38 hereof.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.  Other Information

Not Applicable.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III has been incorporated herein by reference to the Corporation’s Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) as set forth below in accordance with General Instruction G.3 of Form 10-K.

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to this Item 10 is set forth in the sections entitled “Election of Directors,” “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee,” “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors – Code of Ethics” of the 2005 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

Information with respect to this Item 11 is set forth in the sections entitled “Executive Compensation and Related Transactions – Executive Officer Compensation,” ” –Deferred Compensation Plans,” “– Stock Options,” and “–Compensation/Options Committee Interlocks and Insider Participation” and “– Employment Agreement” and “Corporate Governance and the Board of Directors – Director Compensation” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to this Item 12 is set forth in the sections entitled “Stock Ownership” and “Executive Compensation and Related Transactions – Equity Compensation Plan Information” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information with respect to this Item 13 is set forth in the section entitled “Executive Compensation and Related Transactions – Certain Relationships and Related Transactions” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information with respect to this Item 14 is set forth in the section entitled “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approved Policies and Procedures” in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)

(1) and (2)  The response to this portion of Item 15 is included in Item 8 above.

(3)  Exhibits:

3.1

Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 0-18868).

3.2

Bylaws (as amended and restated in electronic format as of August 12, 2003), incorporated herein by reference to Exhibit 3.2 to the Corporation's Registration Statement on Form S-1, as amended, filed October 10, 2003 (File No. 333-109656).

10.1

401(k) Plan of Marathon Financial Corporation, incorporated herein by reference to Exhibit 10.1 to the Corporation's Registration Statement on Form S-1 filed August 26, 1992 (File No. 33-51366).

10.2

Lease between The Marathon Bank and Post Office Plaza, L.C. for the branch office at 300 Warren Avenue, Front Royal, Virginia, incorporated herein by reference to Exhibit 10.3 to the Corporation's Registration Statement on Form S-1 filed July 26, 1992 (File No. 333-08995).

10.3

Lease between The Marathon Bank and the Lessor, James Butcher, for the branch office at 1041 Berryville Avenue, Winchester, Virginia, incorporated herein by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-18868).

10.4

Lease between The Marathon Bank and the Lessors, Keith R. Lantz and Mary G. Lantz, for land at 1014 Main Street, Woodstock, Virginia, incorporated herein by reference to Exhibit 10.5 to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-18868).

10.5

1996 Long-Term Incentive Plan of Marathon Financial Corporation, incorporated herein by reference to Exhibit 99 to the Corporation's Registration Statement on Form S-8 filed November 26, 1997 (File No. 333-41163).*

10.6

2002 Long-Term Incentive Plan of the Corporation, incorporated herein by reference to Exhibit 99 to the Corporation's Registration Statement on Form S-8 filed December 3, 2002 (File No. 333-101619).*

10.7

Salary Reduction Deferred Compensation Agreement, dated as of September 22, 1998, between The Marathon Bank and Donald L. Unger, incorporated herein by reference to Exhibit 10.8 to the Corporation's Registration Statement on Form S-1, as amended, filed October 10, 2003 (File No. 333-109656).*

10.8

Employment Agreement, dated as of April 1, 1998, between Marathon Financial Corporation and Donald L. Unger, incorporated herein by reference to Exhibit 10.8 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-18868).*

21.1

Subsidiaries of Premier Community Bankshares, Inc., incorporated by reference herein by reference to Exhibit 21 to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-18868).

23.1

Consent of Yount, Hyde & Barbour, P.C.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*  Management contract or compensatory plan or arrangement.

(All exhibits not incorporated herein by reference are attached as exhibits to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.)

(b)

Exhibits

See Item 15(a)(3) above.

(c)

Financial Statement Schedules

See Item 15(a)(2) above.

(All signatures are included with the Corporation’s Annual Report on Form 10-K for the year ended

       December 31, 2004, as filed with the Securities and Exchange Commission.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER COMMUNITY BANKSHARES, INC.

Date:  March 8, 2005

By:

/s/ Donald L. Unger

Donald L. Unger

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald L. Unger Donald L. Unger	President and Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2005
/s/ Frederick A. Board Frederick A. Board	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2005
/s/ John K. Stephens John K. Stephens	Chairman of the Board and Director	March 8, 2005
/s/ Walter H. Aikens Walter H. Aikens	Director	March 8, 2005
/s/ Clifton L. Good Clifton L. Good	Director	March 8, 2005
/s/ Stephen T. Heitz Stephen T. Heitz	Director	March 8, 2005
/s/ Joseph W. Hollis Joseph W. Hollis	Director	March 8, 2005
/s/ Meryl G. Kiser Meryl G. Kiser	Director	March 8, 2005
/s/ Wayne B. Ruck Wayne B. Ruck	Director	March 8, 2005
/s/ Psul R. Yoder, Jr. Paul R. Yoder, Jr.	Director	March 8, 2005

EXHIBIT INDEX

Exhibit No.

Description

23.1

Consent of Yount, Hyde & Barbour P.C.

31.1

Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2

Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer and Chief  Financial Officer Pursuant to 18 U.S.C.

Section 1350.