Form 10-Q
period 2005-03-31
PREMIER COMMUNITY BANKSHARES INC
filed 2005-05-10
CIK 854399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2005

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

Commission File Number        0-18868

PREMIER COMMUNITY BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1560968
_______________________________	___________________________________
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
4095 Valley Pike
Winchester, Virginia	22602
________________________________	__________
(Address of principal executive offices)	(Zip Code)

(540) 869-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  X   NO______

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES  X   NO______

       Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,934,548, $1.00 par value, as of May 4, 2005.

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

The following financial statements are provided at the page numbers indicated.

Consolidated Balance Sheets at March 31, 2005 and December 31, 2004

3

Consolidated Statements of Income for the Three Months Ended

March 31, 2005 and 2004

4

Consolidated Statements of Changes in Shareholders’ Equity for the

Three Months Ended March 31, 2005 and 2004

5

Consolidated Statements of Cash Flows for the Three Months Ended

March 31, 2005 and 2004

6

Notes to Consolidated Financial Statements

7-13

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results

of Operations

14-20

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

21-22

Item 4.

Controls and Procedures

22

Part II.

OTHER INFORMATION

23

Signatures

24

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	March 31,	December 31,
	2005	2004
Assets:	(Unaudited)
Cash and due from banks	$16,733	$21,459
Interest-bearing deposits in other banks	173	115
Federal funds sold	22,379	19,075
Securities available for sale, at fair value	20,332	19,745
Securities held to maturity (fair value: March 31, 2005,
$7,496; December 31, 2004, $7,481)	7,570	7,569
Loans, net of allowance for loan losses (allowance: $5,238
March 31, 2005, $5,007 December 31, 2004)	517,078	486,865
Bank premises and equipment, net	13,453	12,158
Accrued interest receivable	2,072	1,850
Other real estate	-	151
Other assets	10,018	7,163

Total Assets	$609,808	$576,150

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$84,800	$88,229
Savings and interest-bearing demand deposits	147,748	148,729
Time deposits	282,346	246,975
Total deposits	514,894	483,933
Federal Home Loan Bank advances	31,000	30,000
Short-term borrowings	510	513
Accounts payable and accrued expenses	3,887	3,860
Capital lease payable	176	179
Trust preferred capital notes	13,403	13,403
Total Liabilities	$563,870	$531,888

Shareholders' Equity:
Preferred stock, Series A, 5% noncumulative, no par
value; 1,000,000 shares authorized and unissued	-	-
Common stock, $1 par value, 20,000,000 shares authorized
March 31, 2005, 4,931,798 shares issued and outstanding;
December 31, 2004, 4,919,548 shares issued and outstanding	4,932	4,920
Capital surplus	19,565	19,502
Retained earnings	21,371	19,710
Accumulated other comprehensive income	70	130
Total Shareholders' Equity	45,938	44,262

Total Liabilities and Shareholders' Equity	$609,808	$576,150

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income
(In Thousands, Except for Share Data)
	(Unaudited)
	For the Three Months Ended
	March 31,
	2005	2004
Interest and dividend income:
Interest and fees on loans	$ 8,549	$ 6,822
Interest on investment securities:
Nontaxable	44	47
Taxable	67	70
Interest and dividends on securities available for sale:
Nontaxable	66	66
Taxable	98	80
Dividends	25	14
Interest on deposits in banks	1	1
Interest on federal funds sold	81	50
Total interest and dividend income	$ 8,931	$ 7,150

Interest expense:
Interest on deposits	$ 2,288	$ 1,784
Interest on capital lease obligations	4	4
Interest on borrowings	391	248
Total interest expense	$ 2,683	$ 2,036
Net interest income	$ 6,248	$ 5,114
Provision for loan losses	227	429
Net interest income after provision for loan losses	$ 6,021	$ 4,685

Noninterest income
Service charges on deposit accounts	$ 716	$ 721
Commissions and fees	230	147
Other	106	167
Total noninterest income	$ 1,052	$ 1,035

Noninterest expense
Salaries and employees	$ 2,442	$ 2,004
Net occupancy expense of premises	259	209
Furniture and equipment	270	235
Other	1,623	1,333
Total noninterest expenses	$ 4,594	$ 3,781
Income before income taxes	$ 2,479	$ 1,939
Provision for income taxes	818	618
Net income	$ 1,661	$ 1,321

Average shares:
Basic	4,926,403	4,883,804
Assuming dilution	5,071,086	5,045,687
Earnings per common per share:
Basic	$ 0.34	$ 0.27
Assuming dilution	$ 0.33	$ 0.26
See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2005 and 2004
(In Thousands, Except Shares Issued)
(Unaudited)

Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income	Income	Equity

Balance December 31, 2003	$ 4,881	$ 19,328	$ 14,400	$ 268		$ 38,877

Comprehensive Income
Net income			1,321		$ 1,321	1,321
Other comprehensive income,
net of tax			-		-	-
Unrealized gain on available for
sale securities (net of tax $15)				$29	29	29
Total comprehensive income					$ 1,350

Issuance of common stock-
exercise of stock options
(5,400 shares)	6	21				27

Balances - March 31, 2004	$ 4,887	$ 19,349	$ 15,721	$ 297		$ 40,254

Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income	Income	Equity

Balance December 31, 2004	$ 4,920	$ 19,502	$ 19,710	$ 130		$ 44,262

Comprehensive Income
Net income			1,661		$ 1,661	1,661
Other comprehensive income,
net of tax			--		--	--
Unrealized loss on available for
sale securities (net of tax $32)				(60)	(60)	(60)
Total comprehensive income					$ 1,601

Issuance of common stock-
exercise of stock options
(12,250 shares)	12	63				75

Balances - March 31, 2005	$ 4,932	$ 19,565	$ 21,371	$ 70		$ 45,938

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(In Thousands)
(Unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,661	$ 1,321
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	270	246
Net amortization on securities	10	13
Provision for loan losses	227	429
Gain on sale of other real estate	-	(7)
Changes in assets and liabilities:
(Increase) in other assets	(2,822)	(1,186)
(Increase) decrease in accrued interest receivable	(222)	221
Increase (decrease)in accounts payable and accrued expenses	969	(213)
Increase in interest expense payable	90	34
Net cash provided by operating activities	$ 183	$ 858

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments
on securities held to maturity	$ -	$ 196
Proceeds from maturities, calls and principal payments
on securities available for sale	313	1,131
Purchase of securities available for sale	(1,003)	(1,580)
Net (increase) in loans	(30,440)	(40,679)
Proceeds from sale of other real estate	151	74
Purchase of bank premises and equipment	(1,565)	(853)
Net cash used in investing activities	$ (32,544)	$ (41,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and interest bearing deposits	$ (4,410)	$ 12,746
Net increase in certificates of deposit	35,371	14,473
Net increase in borrowings	997	6,926
Principal payments on capital lease obligation	(3)	(3)
Cash dividends paid	(1,033)	(879)
Proceeds from issuance of common stock	75	27
Net cash provided by financing activities	$ 30,997	$ 33,290

(Decrease) in cash and cash equivalents	$ (1,364)	$ (7,563)
Beginning	40,649	39,503
Ending	$ 39,285	$ 31,940

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$ 2,593	$ 2,047

Income taxes	--	--

Change in unrealized gain on securities available for sale	$ (92)	$ 44

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months Ended March 31, 2005 and 2004

Note 1.  Accounting Policies

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) at March 31, 2005 and December 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.  The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2004.

Stock Compensation Plan

The Corporation accounts for its stock compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (dollars in thousands except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
	In Thousands

Net Income, as reported	$1,661	$1,321
Total stock-based compensation expense
determined under fair value based method
for all rewards	(17)	(31)
Pro forma net income	$1,644	$1,290

Basic earnings per share
As reported	$ 0.34	$ 0.27
Pro forma	$ 0.33	$ 0.26

Diluted earnings per share
As reported	$ 0.33	$ 0.26
Pro forma	$ 0.32	$ 0.26

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

During the first quarter of 2005, a second deferred compensation plan and split dollar life insurance plan were adopted for additional selected Executive Officers of the Company. Under these new plans, the benefit is equal to 25% of the sum of the individual employee's final base compensation at time of retirement plus the average of bonuses paid during the final five years of service. Benefits are to be paid in annual installments commencing at retirement for a period of 15 years. The agreement provides that if employment is terminated for reasons other than retirement or disability, the benefit is reduced based upon a vesting schedule. If death occurs prior to termination of service, only the accrued benefit and a life insurance benefit of $50,000 is paid to the employees' beneficiary.

The deferred compensation charged to expense as of March 31, 2005 and 2004, based on the present value of the retirement benefits, was $120,657 and $76,013, respectively. The plans are unfunded; however, life insurance has been acquired on the life company employees in amounts sufficient to offset the expense of the obligations.

Note 2. Results of Operations

The results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Note 3.  Securities

Securities held to maturity at March 31, 2005 are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	March 31, 2005
U.S. Government and
federal agencies	$497	$9	$0	$506
Obligations of state and
political subdivisions	4,334	82	(52)	4,364
Trust Preferred Securities	2,739	12	(125)	2,626
	$7,570	$103	($177)	$7,496

Securities available for sale at March 31, 2005 are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	March 31, 2005
U.S. Government and
federal agencies	$9,286	$52	($44)	$9,294
Obligations of state and
political subdivisions	6,824	92	(27)	6,889
Corporate bonds	250	28	0	278
Mortgage-backed securities	305	4	0	309
Other	3,562	0	0	3,562
	$20,227	$176	($71)	$20,332

Securities in an unrealized loss position at March 31, 2005 and December 31, 2004, by duration of the unrealized loss, are shown below.  No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.  There are approximately 24 securities in the consolidated portfolio of the Corporation that have losses, all of which are considered to be temporary.

		March 31, 2005
	Less than 12 months		More than 12 months		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
US government and agency securities	$ 5,328	$ (43)	$ -	$ -	$ 5,328	$ (43)
Obligations of states and political
subdivisions	1,551	(9)	1,551	(71)	3,102	(80)
Mortgage-backed securities	60	-	-	-	60	-
Other Securities	-	-	2,366	(125)	2,366	(125)
	$ 6,939	$ (52)	$ 3,917	$ (196)	$ 10,856	$ (248)

December 31, 2004
	Less than 12 months		More than 12 months		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
US government and agency securities	$ 5,408	$ (45)	$ -	$ -	$ 5,408	$ (45)
Obligations of states and political
subdivisions	497	(8)	1,308	(97)	1,805	(105)
Other Securities	93	(1)	2,366	(127)	2,459	(128)
	$ 5,998	$ (54)	$ 3,674	$ (224)	$ 9,672	$ (278)

Note 4. Loans.

The consolidated loan portfolio was composed of the following at the dates indicated:

	March 31,	December 31,
	2005	2004
	(In Thousands)

Loans secured by real estate:
Construction and land development	109,482	101,363
Secured by farmland	3,795	4,154
Secured by 1-4 family residential	133,165	131,230
Multi-family residential	18,422	18,224
Nonfarm, nonresidential	154,867	142,897
Loans to farmers (except those secured by real estate)	1,456	999
Commercial loans (except those secured by real estate)	67,425	63,079
Loans to individuals (except those secured by real estate)	29,248	25,491
All other loans	4,456	4,435
Total loans	$ 522,316	$ 491,872

Allowance for loan losses	5,238	5,007
Loans, net	$ 517,078	$ 486,865

Impaired loans totaled $2.2 million at March 31, 2005 and $2.6 million at December 31, 2004. Non-accrual loans excluded from impaired loans disclosure under FASB 114 amounted to $243 thousand at March 31, 2005 and $268 thousand at December 31, 2004.

Note 5. Reserve for Loan Losses.

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio.  Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance.  The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors, including changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality, which includes the assessment of problem loans, and an analysis of anticipated economic conditions in the market area.  An analysis of the allowance for loan losses, including charge-off activity, is presented below for the quarters ended March 31, 2005 and 2004.

	March 31,
(In thousands)	2005	2004

Balance, beginning of period	$5,007	$4,104
Less Charge-offs:
Commercial	16	0
Real estate-mortgage	0	0
Real estate-construction	0	0
Consumer installment loans	36	47
Total	$52	$47

Plus Recoveries:
Commercial	3	5
Real estate-mortgage	0	0
Real estate-construction	15	0
Consumer installment loans	38	34
Total	$56	$39

Additions charged to operating expense	$227	$429

Balance, end of period	$5,238	$4,525

The following is a summary of information pertaining to risk elements and impaired loans at March 31, 2005 and December 31, 2004.

	March 31,	December 31,
	2005	2004
	(In Thousands)
Non-accrual loans	$1,225	$1,120
Loans past due 90 days or more and still accruing interest	84	668
Restructured loans	0	0
	$1,309	$1,788

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

 Note 6.  Earnings Per Share

 Earnings per share were as follows for the three months ended:

	March 31,		March 31,
	2005		2004
	Shares	Amount	Shares	Amount

Basic earnings per share	4,926,403	$0.34	4,883,804	$0.27

Effect of dilutive securities:
Stock options	144,683		161,883

Diluted earnings per share	5,071,086	$0.33	5,045,687	$0.26

Note 7.  Other Expenses

The Corporation and its subsidiaries had the following other expenses for the three months ended March 31, 2005 and 2004.

	2005	2004
	(In Thousands)

Advertising	$ 213	$ 133
ATM expense	96	86
Directors' fees	118	88
Postage expense	71	66
Stationery and supplies	112	131
Telephone expense	104	73
Other (no item >1% of revenue)	909	756
	$ 1,623	$ 1,333

Note 8. Subsequent Event

On April 25, 2005, the Corporation entered into an agreement with First Tennessee Bank to issue an additional $8 million in Trust Preferred Capital Notes.  The Corporation expects to receive the proceeds from this issue of subordinated debt no later than May 16, 2005.  The issue will have a floating interest rate of 1.74% plus the prevailing 3-month LIBOR rate. The issue will have a maturity date of May 16, 2035.  The Corporation is in the process of creating Premier Statutory Trust III to administer this new Trust Preferred obligation.  The proceeds will be used to capitalize the new bank in Martinsburg, West Virginia, and to fund anticipated loan growth.

Note 9. Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.  The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005.  The provisions of FAS 123R do not have an impact on the Corporation’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107).  SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies.  SAB 107 does not impact the Corporation’s results of operations at the present time.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS   OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2005 should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this quarterly report.

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

The Corporation is organizing a third bank in West Virginia, named Premier Bank.  The Corporation will locate Premier Bank's headquarters in Martinsburg and its initial branch office in Shepherdstown, West Virginia.  It is expected that Premier Bank will open on June 20, 2005.  The banking charter has been received from the state of West Virginia, as well as approval deposit insurance from the FDIC.  Premier Bank was originally expected to open during the third quarter of 2004, but was unable to do so due to unexpected delays in the local government planning process.  Premier Bank will offer a wide variety of deposits and loans, including residential loans, commercial loans and commercial construction and development loans.  The Corporation currently operates a loan production office in the Martinsburg area, which was approved by West Virginia’s Division of Banking on October 6, 2003.  The Corporation has entered into a contractual agreement for the construction of the branch office in Shepherdstown.  The obligation totals $604,000, and construction must be completed on or before September 1, 2005.  In addition, the Corporation purchased property for the future construction of the Martinsburg location on March 22, 2005.  The cost of the property was $530,000.

Rockingham Heritage Bank purchased land and a building for an additional branch in the Harrisonburg area on January 6, 2005.  The cost of the property was $215,000.  The branch application process is underway, with an anticipated opening date of July 1, 2005.  Rockingham Heritage Bank has also entered into a contractual obligation to purchase 1.00 acre of land for a future branch location in Broadway, Virginia.  The purchase contract is anticipated to close during late May 2005.  The opening of the new branch is anticipated in the first quarter of 2006.  Rockingham already operates a loan production office in the Broadway area.

Net interest income is our primary source of revenue.  We define revenue as interest income plus non-interest income.  As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk to both maximize and stabilize net interest income.  We do this by monitoring the spread between the interest rates we earn on interest earning assets such as loans and the interest rates we pay on interest bearing liabilities such as deposit accounts.  We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it.  In addition to management of interest rate risk, we analyze our loan portfolio for credit risk.  Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extension of credit.  In addition to net interest income, non-interest income is an increasingly important source of income for the Corporation.  Non-interest income is derived chiefly from service charges on deposit accounts (such as charges for non-sufficient funds and ATM fees) as well as commissions and fees from bank services (such as mortgage originations and debit and credit card processing).

Financial Overview

At March 31, 2005, we had total assets of $609.8 million, net loans of $517.1 million, deposits of $514.9 million and shareholders’ equity of $45.9 million.  The increase in assets was 22.4% over the amount at March 31, 2004, while net loans and deposits increased 22.3% and 21.3%, respectively, for the same period.

Our earnings per share, on a fully diluted basis, for the quarter ended March 31, 2005 was $0.33, which represented an increase of $0.07, or 26.9%, over earnings per share, on a fully diluted basis, of $0.26 for the same period in 2004.  The increase was partially attributable to a 22.2% increase in net interest income over the same period, due to strong growth in our earning assets.  The increase was also attributable to a 1.7% increase in non-interest income, as service charge income and other fees provided recurring sources of income.

Our return on average equity was 14.93% for the period ended March 31, 2005.  We have been able to achieve this level without relying on a disproportionate share of income from mortgage banking operations.  Our efficiency ratio also increased during this period, rising from 60.92% at March 31, 2004 to 62.44% for the quarter ended March 31, 2005.

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

Our allowance for loan losses is determined by evaluating our loan portfolio on at least a quarterly basis.   Particular attention is paid to individual loan performance, collateral values, borrower financial condition and overall economic conditions.  The evaluation includes a close review of the internal watch list and other non-performing loans.  Management uses three steps in calculating the balance of the allowance.  The first step is the specific classification, which examines problem loans and applies a weight factor to each category.  The weight factor is based upon historical data, and the loans within each category are reviewed on a monthly basis to determine changes in their status.  The second step applies a predetermined rate against total loans with unspecified reserves.  Again, this rate is based upon experience and can change over time.  The third step is an unallocated allowance, which is determined by economic events and conditions that may have a real, but as yet undetermined, impact upon the portfolio.  Each of these steps is based on data that can be subjective and the actual losses may be greater or less than the amount of the allowance.  However, management feels that the allowance represents a reasonable assessment of the risk imbedded in the portfolio.

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

Net Income

Net income for the quarter ended March 31, 2005 was $1.7 million compared to $1.3 million for the same period in 2004. This is an increase of $340 thousand or 25.7% over the same period in 2004. The provision for income tax expense increased $200 thousand or 32.4% from $618 thousand for the first quarter of 2004 to $818 thousand for the same period in 2005. The return on assets increased to 1.15% at March 31, 2005, compared to 1.12% for the first quarter of 2004.  Return on equity was 14.93% and 13.39% for the first quarter of 2005 and 2004, respectively.

Total Assets

Total assets of Premier increased to $609.8 million at March 31, 2005 compared to $576.2 million at December 31, 2004, representing an increase of $33.7 million or 5.8%.  Total loans at March 31, 2005, were $522.3 million, of which $419.7 million were loans secured by real estate.  The remaining loans consisted of $67.4 million in commercial loans, $29.3 million in consumer installment loans and $5.9 million in all other loans.  Net loans at March 31, 2005 increased $30.2 million or 6.2% from the December 31, 2004 balance of $486.9 million.  The loan to deposit ratio was 101.4% at March 31, 2005 and 100.5% at March 31, 2004.  The loan growth has been generated by a strong local market that is diverse in several areas of the economy and the new loan production office in Martinsburg, West Virginia.

The investment portfolio increased 2.2% to $27.9 million at March 31, 2005 compared to $27.3 million at December 31, 2004.  Federal funds sold increased from $19.1 million at December 31, 2004, to $22.4 million at March 31, 2005. Total interest-earning assets increased by $34.2 million or 6.4% to $572.8 million at March 31, 2005 compared to December 31, 2004.

Allowance for Loan Losses

We maintain the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio.  Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance.  Specific reserves by loan type are established based on overall historical losses, anticipated losses, and inherent risk.  Additionally, specific reserves for individual loans are established depending on the severity of the potential loss.  Loans are individually reserved once classified as a “watch item” by management.  A higher percentage of the loan is reserved for individual loans with a more severe classification.  The adequacy of the provision for loan losses is reviewed regularly by management through consideration of several factors including changes in character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality, which includes the identification and assessment of problem loans, and an analysis of anticipated economic conditions in the market area.

The allowance for loan losses, at March 31, 2005, was $5.2 million. This is an increase of $231 thousand or 4.6% from December 31, 2004.  This gives the Corporation a 1.00% allowance for loan losses to total loans.  Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

Total deposits increased to $514.9 million at March 31, 2005, from $483.9 million at December 31, 2004, which is an increase of $31.0 million or 6.4%.  Non-interest bearing deposits decreased slightly from $88.2 million at December 31, 2004, to $84.8 million at March 31, 2005.  This is a decrease of $3.4 million or 3.9% from December 31, 2004.  During this period, interest bearing checking and savings accounts decreased $981 thousand or 0.7% to $147.7 million.  Management feels that the decrease in balances in these deposit categories is due to customers converting their funds to certificates of deposit, as these rates have begun to increase significantly.  The balance in time deposits was $282.3 million at the end of the first quarter, reflecting an increase of $35.4 million or 14.3% over the end of the year.  At March 31, 2005, non-interest bearing deposits represented 16.5% of total deposits as compared to 18.2% at year-end 2004.  Low cost interest bearing deposits, including savings and interest bearing checking, were 28.7% of total deposits, down slightly from 30.7% at December 31, 2004.  Time deposits represented 54.8% of total deposits at March 31, 2005, an increase from 51.0% at year-end.  Short-term borrowings decreased $3 thousand from the year-end 2004 balance, while Federal Home Loan Bank advances have increased by $1 million to $31.0 million.

Shareholders' Equity

Total shareholders’ equity increased by $1.7 million or 3.8% from December 31, 2004 to March 31, 2005. The increase was due to a net profit of $1.7 million for the first three months of 2004. Stock options totaling $75 thousand were exercised.  Accumulated other comprehensive income decreased $60 thousand, net of tax. The primary capital to assets ratio is 7.5%.

Interest Income

Interest income totaled $8.9 million for the three months ended March 31, 2005, $1.8 million or 24.9% higher than the three months ended March 31, 2004.  Interest and fees on loans comprise the vast majority of interest income with $8.5 million for the first three months of 2005.  Interest income from securities increased by $23 thousand from the first quarter of 2004. Interest income on federal funds, the third major component of the bank’s investments, increased $31 thousand or 62.0%.  This is a direct result of the increased balances in federal funds sold, as our total deposit balances have increased.

Interest Expense

Total interest expense for the three months ended March 31, 2005 was $2.7 million, $647 thousand or 31.8% higher than the three months ended March 31, 2004.  Interest on deposits for the three-month period in 2005 increased by $504 thousand or 28.3% over the same period in 2004.  This increase was also attributable to the increased interest rates being paid on deposits, combined with the migration to higher-earning certificates of deposit.  Interest on borrowings increased by $143 thousand or 57.7% over the same period last year.  This increase in interest expense is a result of an increase in short-term borrowings to fund loan demand and the increase in outstanding Federal Home Loan Bank advances, which occurred in the second quarter of 2004.

Net Interest Income

Net interest income for the three months ended March 31, 2005 was $6.2 million, $1.1 million or 22.2% higher than the three months ended March 31, 2004. This increase was the result of the combination of the growth in interest earning assets of $34.2 million and the increase in loan interest income.  The net interest margin decreased by 5 basis points to 4.68% for the three months ended March 31, 2005 from 4.73% for the same period of 2004.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2005 was $1.1 million, a slight increase of $17 thousand or 1.6% over the 2004 amount of $1.0 million. Commissions and fees income increased $83 thousand or 56.5% as a result of increased secondary market mortgage commissions.  Other non-interest income decreased $61 thousand, partially as the result of the discontinued operation of Shenandoah Valley Title Company, an LLC in which the Corporation was invested.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2005 was $4.6 million, $813 thousand or 21.5% higher than the three months ended March 31, 2004.  Salary expense increased $438 thousand or 21.9%, and occupancy expenses increased by $50 thousand, over the same period in 2004.  The net increase in these expenses was in part a result of additional staffing to handle the growth of the Corporation, the expenses associated with opening an additional branch, and the costs involved in processing an increasing number of accounts and transactions.

The Corporation's efficiency ratio was 62.4% for the three months ended March 31, 2005 compared to 60.9% for the same period in 2004.  The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency.  This gives investors a better look at how well the Corporation is managing non-interest expenses compared to the growth in income.

We compute our efficiency ratio by dividing non-interest expense by the sum of the net interest income on a tax-equivalent basis and non-interest income, net of securities gains or losses.

The following table reflects the calculation for the efficiency ratio for the quarter ended March 31, 2005 and 2004:

	March 31,
	2005	2004
Total Non-interest Expenses	$ 4,594	$ 3,781
	$ 4,594	$ 3,781

Net interest Income	$ 6,248	$ 5,114
Fully Taxable Equivalent adjustment	57	58
Non-interest Income	1,052	1,035
	$ 7,357	$ 6,207

Efficiency Ratio	62.44%	60.92%

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

Capital Resources

The Corporation’s risk-based capital position at March 31, 2005 was $58.9 million, or 11.4% of risk-weighted assets, for Tier I capital, and $64.1 million, or 12.4% for total risk based capital. Tier I capital consists primarily of common shareholders' equity and qualifying Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to total shareholders’ equity. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%.

On April 25, 2005, the Corporation entered into an agreement with First Tennessee Bank to issue an additional $8 million in Trust Preferred Capital Notes.  The Corporation expects to receive the proceeds from this issue of subordinated debt no later than May 16, 2005.  The issue will have a floating interest rate of 1.74% plus the prevailing 3-month LIBOR rate. The issue will have a maturity date of May 16, 2035.  The Corporation is in the process of creating Premier Statutory Trust III to administer this new Trust Preferred obligation.  The proceeds will be used to capitalize the new bank in Martinsburg, West Virginia, and to fund anticipated loan growth.

Caution About Forward Looking Statements

We make forward-looking statements in this quarterly report that are subject to risks and uncertainties.  These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including, but not limited to:

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

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, our past results of operations do not necessarily indicate our future results.

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

The following table represents the interest rate sensitivity on net income for the Corporation using different rate scenarios as of March 31, 2005.

% Change in
Change in Prime Rate	Net Income
+300 basis points	+8.5%
+200 basis points	+7.5%
+100 basis points	+4.8%
Most Likely	0
-100 basis points	-3.5%
-200 basis points	-8.1%
-300 basis points	-16.2%

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

The following chart reflects the change in net market value by using March 31, 2005 data, over different rate environments with a one-year horizon.

Change in Economic Value of Equity
Change in Prime Rate	(dollars in thousands)
+300 basis points	4,767
+200 basis points	5,035
+100 basis points	5,289
Most Likely	5,434
-100 basis points	5,396
-200 basis points	3,315
-300 basis points	(-1,192)

Item 4. Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  As of March 31, 2005, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

PREMIER COMMUNITY BANKSHARES, INC.

DATE: 5/5/05

/s/ John K. Stephens

JOHN K. STEPHENS

CHAIRMAN

DATE: 5/5/05

/s/ Donald L. Unger

DONALD L. UNGER

PRESIDENT & CEO

DATE: 5/5/05

/s/ Frederick A. Board

FREDERICK A. BOARD

CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.

Description

31.1

Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2

Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.

Section 1350.