Form 10-Q
period 2005-06-30
PREMIER COMMUNITY BANKSHARES INC
filed 2005-08-08
CIK 854399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2005

_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES__X__  NO______

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES__ X __  NO______

       Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,946,048 shares of common stock, $1.00 par value, as of July 29, 2005.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The following financial statements are provided at the page numbers indicated.

Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	3

Consolidated Statements of Income for the Three Months Ended and Six Months Ended June 30, 2005 and 2004	4

Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2005 and 2004	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15–22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22–23

Item 4. Controls and Procedures	23-24

Part II. OTHER INFORMATION	24-25

Signatures	26

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	June 30,	December 31,
	2005	2004
Assets:	(Unaudited)
Cash and due from banks	$20,255	$21,459
Interest-bearing deposits in other banks	187	115
Federal funds sold	19,861	19,075
Securities available for sale, at fair value	20,053	19,745
Securities held to maturity (fair value: June 30, 2005,
$7,390; December 31, 2004, $7,481)	7,408	7,569
Loans, net of allowance for loan losses of $5,256 at
June 30, 2005 and $5,007 at December 31, 2004	529,845	486,865
Bank premises and equipment, net	14,313	12,158
Accrued interest receivable	2,170	1,850
Other real estate	0	151
Other assets	10,410	7,163

Total Assets	$624,502	$576,150

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$90,351	$88,229
Savings and interest-bearing demand deposits	146,787	148,729
Time deposits	293,561	246,975
Total deposits	530,699	483,933
Federal Home Loan Bank advances	21,000	30,000
Short-term borrowings	498	513
Accounts payable and accrued expenses	2,736	3,860
Capital lease payable	174	179
Trust Preferred Capital Notes	21,651	13,403
Total Liabilities	$576,758	$531,888

Shareholders' Equity:
Preferred stock, Series A, 5% noncumulative, no par
value; 1,000,000 shares authorized and unissued	$0	$0
Common stock, $1 par value, 20,000,000 shares authorized
June 30, 2005, 4,937,798 shares issued and outstanding;
December 31, 2004, 4,919,548 shares issued and outstanding	4,938	4,920
Capital surplus	19,608	19,502
Retained earnings	23,144	19,710
Accumulated other comprehensive income	54	130
Total Shareholders' Equity	47,744	44,262

Total Liabilities and Shareholders' Equity	$624,502	$576,150

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income
(In Thousands, Except for Share and Per Share Data)

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest and dividend income:
Interest and fees on loans	$ 9,236	$ 7,177	$ 17,785	$ 13,999
Interest on investment securities:
Nontaxable	43	47	87	94
Taxable	53	71	120	141
Interest and dividends on securities available for sale:
Nontaxable	66	68	132	134
Taxable	118	79	216	159
Dividends	45	27	70	41
Interest on deposits in banks	2	0	3	1
Interest on federal funds sold	151	25	232	75
Total interest and dividend income	$ 9,714	$ 7,494	$ 18,645	$ 14,644

Interest expense:
Interest on deposits	$ 2,662	$ 1,839	$ 4,950	$ 3,623
Interest on capital lease obligations	3	3	7	7
Interest on borrowings	511	269	902	517
Total interest expense	$ 3,176	$ 2,111	$ 5,859	$ 4,147

Net interest income	$ 6,538	$ 5,383	$ 12,786	$ 10,497
Provision for loan losses	100	316	327	745
Net interest income after prov. for loan losses	$ 6,438	$ 5,067	$ 12,459	$ 9,752

Noninterest income:
Service charges on deposit accounts	$ 793	$ 809	$ 1,509	$ 1,530
Commissions and fees	233	228	463	375
Other	109	135	215	302
Total noninterest income	$ 1,135	$ 1,172	$ 2,187	$ 2,207

Noninterest expense:
Salaries and employee benefits	$ 2,596	$ 2,166	$ 5,038	$ 4,170
Net occupancy expense of premises	272	228	531	436
Furniture and equipment	295	272	565	507
Other	1,766	1,381	3,389	2,715
Total noninterest expenses	$ 4,929	$ 4,047	$ 9,523	$ 7,828

Income before income taxes	$ 2,644	$ 2,192	$ 5,123	$ 4,131

Provision for income taxes	871	689	1,689	1,307

Net income	$ 1,773	$ 1,503	$ 3,434	$ 2,824

Average shares:
Basic	4,935,946	4,887,088	4,931,201	4,885,455
Assuming dilution	5,073,432	5,048,158	5,072,286	5,046,932

Earnings per common share:
Basic	$ 0.36	$ 0.31	$ 0.70	$ 0.58
Assuming dilution	0.35	0.30	0.68	0.56

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2005 and 2004
(In Thousands, Except for Share Data)
(Unaudited)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Shareholders' Equity

Balance December 31, 2003	$ 4,881	$ 19,328	$ 14,400	$ 268		$ 38,877

Comprehensive Income
Net income			2,824		$ 2,824	2,824
Other comprehensive income (loss), unrealized
loss on available for sale securities
(net of tax $132)				(254)	(254)	(254)
Total comprehensive income					$ 2,570

Issuance of common stock-
exercise of stock options
(12,650 shares)	12	65				77
exercise of cashless options
(3,261 shares)	(3)	(55)				(58)

Balances - June 30, 2004	$ 4,890	$ 19,338	$ 17,224	$ 14		$ 41,466
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total Shareholders' Equity

Balance December 31, 2004	$ 4,920	$ 19,502	$ 19,710	$ 130		$ 44,262

Comprehensive Income
Net income			3,434		$ 3,434	3,434
Other comprehensive income (loss), unrealized
loss on available for sale securities
(net of tax $39)				(76)	(76)	(76)
Total comprehensive income					$ 3,358

Issuance of common stock-
exercise of stock options
(18,250 shares)	18	106				124

Balances - June 30, 2005	$ 4,938	$ 19,608	$ 23,144	$ 54		$ 47,744

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(In Thousands)
(Unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,434	$ 2,824
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	577	513
Net amortization and (accretion) on securities	24	23
Provision for loan loss	327	745
Gain on sale of other real estate	-	(7)
Changes in assets and liabilities:
(Increase) in other assets	(3,207)	(2,053)
(Increase) in accrued interest receivable	(320)	(22)
Increase (Decrease) in accounts payable and accrued expenses	(253)	592
Increase in interest expense payable	162	11
Net cash provided by operating activities	$ 744	$ 2,626

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments
on securities held to maturity	$ 155	$ 150
Proceeds from maturities, calls and principal payments
on securities available for sale	1,777	1,213
Purchase of securities available for sale	(2,218)	(3,433)
Net (increase) in loans	(43,307)	(63,359)
Proceeds from sale of other real estate	151	-
Purchase of bank premises and equipment	(2,732)	(1,274)
Net cash used in investing activities	$ (46,174)	$ (66,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits and interest bearing deposits	$ 180	$ 23,124
Net increase in certificates of deposit	46,586	34,496
Net increase (decrease) in borrowings	(8,767)	19,992
Proceeds from trust preferred capital notes	8,000	-
Principal payments on capital lease obligation	(5)	(5)
Cash dividends paid	(1,033)	(879)
Net proceeds from issuance of common stock	123	19
Net cash provided by financing activities	$ 45,084	$ 76,747

Increase (decrease) in cash and cash equivalents	$ (346)	$ 12,670
Beginning	40,649	39,503
Ending	$ 40,303	$ 52,173

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$ 5,697	$ 4,136

Income taxes	$ 1,705	$ 1,154

Change in unrealized gain on securities available for sale	$ (115)	$ (386)

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Accounting Policies

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) at June 30, 2005 and December 31, 2004, the results of operations and cash flows for the six month periods ended June 30, 2005 and 2004, and the results of operations for the quarters ended June 30, 2005 and 2004.  The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Six Months Ended
	June 30,
	2005	2004
	In Thousands,
	except per share data

Net Income, as reported	$3,434	$2,824
Total stock-based compensation expense
determined under fair value based method
for all rewards	(33)	(78)
Pro forma net income	$3,401	$2,746

Basic earnings per share
As reported	$ 0.70	$ 0.58
Pro forma	$ 0.69	$ 0.56

Diluted earnings per share
As reported	$ 0.68	$ 0.56
Pro forma	$ 0.67	$ 0.54

Deferred Compensation Plans

During 2004, a deferred compensation plan and split dollar life insurance plan were adopted for selected officers of the Corporation.  Under these plans, the benefit to each officer is equal to 25% of the individual employee’s final compensation at time of retirement.  Benefits are to be paid in monthly installments commencing at retirement for a period of 180 months.  The agreement provides that, if employment is terminated for reasons other than retirement or disability, the benefit is reduced based upon a vesting schedule.  If death occurs prior to termination of service, no retirement benefits are paid, but a life insurance benefit of up to three times compensation is paid to the employees’ beneficiary.

During the first quarter of 2005, a second deferred compensation plan and split dollar life insurance plan were adopted for additional selected officers of the Corporation. Under these new plans, the benefit is equal to 25% of the sum of the individual employee's final base compensation at time of retirement plus the average of bonuses paid during the final five years of service. Benefits are to be paid in annual installments commencing at retirement for a period of 15 years. The agreement provides that, if employment is terminated for reasons other than retirement or disability, the benefit is reduced based upon a vesting schedule. If death occurs prior to termination of service, only the accrued benefit and a life insurance benefit of $50,000 is paid to the employees' beneficiary.

The deferred compensation charged to expense as of June 30, 2005 and 2004, based on the present value of the retirement benefits under the plans described above, was $266,391 and $152,027, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to offset the expense of the obligations.

Note 2. Results of Operations

The results of operations for the three-month and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Note 3. Securities

The amortized cost and fair values of the securities held to maturity at June 30, 2005 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	June 30, 2005
	(In Thousands)
U.S. Government and
federal agencies	$497	$0	($2)	$495
Obligations of state and
political subdivisions	4,178	92	(54)	4,216
Mortgage-backed securities	0	0	0	0
Other	2,733	62	(116)	2,679
	$7,408	$154	($172)	$7,390

The amortized cost and fair values of the securities available for sale at June 30, 2005 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	June 30, 2005
	(In Thousands)
U.S. Government and
federal agencies	$9,287	$17	($51)	$9,253
Obligations of state and
political subdivisions	7,030	97	(14)	7,113
Corporate bonds	250	32	0	282
Mortgage-backed securities	292	2	(1)	293
Restricted securities	3,112	0	0	3,112
	$19,971	$148	($66)	$20,053

Securities in an unrealized loss position at June 30, 2005 and December 31, 2004, by duration of the unrealized loss, are shown below.  No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.  There were approximately 24 securities in the consolidated portfolio of the Corporation that had losses as of June 30, 2005, all of which are considered to be temporary.

		June 30, 2005
	Less than 12 months		More than 12 months		Total
(In Thousands)		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government and federal agencies	$ 5,903	$ (52)	$ -	$ -	$ 5,903	$ (52)
Obligations of states and political
subdivisions	1,453	(6)	1,556	(64)	3,009	(70)
Mortgage-backed securities	37	-	20	-	57	-
Other securities	-	-	1,728	(116)	1,728	(116)
	$ 7,393	$ (58)	$ 3,304	$ (180)	$10,697	$ (238)

		December 31, 2004
	Less than 12 months		More than 12 months		Total
(In Thousands)		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government and federal agencies	$ 5,408	$ (45)	$ -	$ -	$ 5,408	$ (45)
Obligations of states and political
subdivisions	497	(8)	1,308	(97)	1,805	(105)
Other securities	93	(1)	2,366	(126)	2,459	(127)
	$ 5,998	$ (54)	$ 3,674	$ (223)	$ 9,672	$ (277)

Note 4. Loans

The consolidated loan portfolio was composed of the following at the dates indicated:

	June 30,	December 31,
	2005	2004
	(In Thousands)

Loans secured by real estate:
Construction and land development	112,868	101,363
Secured by farmland	5,924	4,154
Secured by 1-4 family residential	131,653	131,230
Multi-family residential	20,709	18,224
Nonfarm, nonresidential	161,698	142,897
Loans to farmers (except those secured by real estate)	1,135	999
Commercial loans (except those secured by real estate)	70,470	63,079
Loans to individuals (except those secured by real estate)	26,248	25,491
All other loans	4,396	4,435
Total loans	$ 535,101	$ 491,872

Allowance for loan losses	5,256	5,007
Loans, net	$ 529,845	$ 486,865

Impaired loans totaled $2.4 million at June 30, 2005 and $2.6 million at December 31, 2004. Non-accrual loans excluded from impaired loans disclosure under FASB Statement No. 114 amounted to $71 thousand at June 30, 2005 and $268 thousand at December 31, 2004.

Note 5. Reserve for Loan Losses

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio.  Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance.  The adequacy of the provision for loan losses is reviewed periodically by management through consideration of factors including changes in the character and size of the loan portfolio and related loan experience, a review and examination of overall loan quality which includes the assessment of problem loans and an analysis of anticipated economic condition in the market area.  An analysis of the allowance for loan losses, including charge-off activity, is presented below for the six months ended June 30, 2005 and 2004.

	June 30,
(In thousands)	2005	2004

Balance, beginning of period	$5,007	$4,104
Less Charge-offs:
Commercial	35	0
Real estate-mortgage	0	10
Real estate-construction	0	0
Credit cards	5	15
Consumer installment loans	117	106
Total	$157	$131

Plus Recoveries:
Commercial	4	0
Real estate-mortgage	0	0
Real estate-construction	15	0
Credit cards	1	5
Consumer installment loans	59	63
Total	$79	$68

Additions charged to operating expense	$327	$745

Balance, end of period	$5,256	$4,786

The following is a summary of information pertaining to risk elements and impaired loans for the periods ended June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
	(In Thousands)
Non-accrual loans	$1,068	$1,120
Loans past due 90 days or more and still accruing interest	112	668
Restructured loans	0	0
	$1,180	$1,788

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well–secured and in process of collection.  Loans are placed on non-accrual at an earlier date or charged off if collection of principal or interest is considered doubtful by management.

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

Note 6.  Earnings Per Share

Earnings per share were as follows for the six months ended:

	For the Six Months Ended:
	June 30,		June 30,
	2005		2004
	Shares	Amount	Shares	Amount

Basic earnings per share	4,931,201	$0.70	4,885,455	$0.58

Effect of dilutive securities:
Stock options	141,085		161,477

Diluted earnings per share	5,072,286	$0.68	5,046,932	$0.56

Note 7.  Other Expenses

The Corporation and its subsidiaries had the following other expenses for the six months ended June 30, 2005 and 2004.

	2005	2004
	(In Thousands)

Advertising	$ 378	$ 264
ATM Expense	199	185
Directors' Fees	247	184
Postage Expense	139	141
Stationery and Supplies	229	207
Telephone Expense	200	164
Deferred Life Insurance	266	152
Other (no item >1% of revenue)	1,731	1,418
	$ 3,389	$ 2,715

Note 8. Trust Preferred Capital Notes

On April 25, 2005, the Corporation entered into an agreement with First Tennessee Bank to issue an additional $8.2 million in Trust Preferred Capital Notes.  The Corporation received the proceeds from this issue of subordinated debt on May 16, 2005.  The issue has a floating interest rate of 1.74% plus the prevailing 3-month LIBOR rate. The issue has a maturity date of May 16, 2035.  The Corporation has created Premier Statutory Trust III to administer this new Trust Preferred obligation.  Of the proceeds, $6.0 million has been used to capitalize the new bank in Martinsburg, West Virginia, and the balance will be used to fund anticipated loan growth.

Note 9. Subsequent Event

On July 18, 2005, the Corporation opened its third subsidiary bank—Premier Bank, Inc.  Premier Bank is located in Martinsburg, West Virginia, and has an initial branch office in Shepherdstown, West Virginia.  Premier Bank has opened in temporary quarters, and construction of the branch facility in Shepherdstown is expected to be complete in September 2005.  The construction of the main office in Martinsburg is expected to be complete during the fourth quarter of 2006.

Premier Bank was given final approval from the Federal Reserve to open for business as a banking facility on May 9, 2005.  This approval allowed the Corporation to purchase $6.0 million of Premier Bank’s capital stock.  That purchase was completed on May 24, 2005.

The Corporation has been operating a loan production office through its Marathon Bank subsidiary at the Martinsburg site since October 2003.  The loans generated by that office have been recorded on The Marathon Bank’s books.  Within regulatory constraints, those loans will be purchased by and recorded on the books of Premier Bank.  The current plan is for Premier Bank to begin the repurchase process on July 26, 2005.  It is expected that Premier Bank will repurchase all of the loans during the third quarter of 2005.  Funding for this repurchase will be provided by the $6.0 million received from the initial stock purchase, the deposits that Premier Bank expects to receive from its customers, and lines of credit from various sources, which will be guaranteed by The Marathon Bank and Rockingham Heritage Bank.  These guarantees will have no impact on the performance or financial statements of the Corporation, Marathon or Rockingham Heritage.

On July 29, 2005, The Marathon Bank opened a $10 million certificate of deposit at Premier Bank.  This deposit has the same interest rate as the rate currently being paid by Marathon on its $10 million FHLB advance.  This advance was originally obtained by Marathon to fund the loans being produced by the Martinsburg loan production office.  The deposit will help Premier Bank fund the repurchase of loans from The Marathon Bank. Federal regulatory approval of this deposit has been received.

Note 10. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No.  20 and FASB Statement No. 3.”  The new standard changes the requirements for the accounting for and reporting of a change in accounting principle.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.  The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005.  The provisions of FAS 123R do not have an impact on the Corporation’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107).  SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies.  SAB 107 does not impact the Corporation’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The

Corporation does not anticipate this revision will have a material effect on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations for the six months ended June 30, 2005 should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this quarterly report and in the Annual Report on Form 10-K for the year ended December 31, 2004.

General

Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) is a Virginia multi-bank holding company headquartered in Winchester, Virginia.  The Corporation owns The Marathon Bank, Rockingham Heritage Bank and its subsidiary, RHB Services, Inc., and, as of May 24, 2005, Premier Bank, Inc.  Premier Bank opened on July 18, 2005.  For more information on its opening, see Note 9 of the Notes to Consolidated Financial Statements on page 13 of this quarterly report.

The Corporation and its subsidiaries are engaged in the business of offering banking services to the general public. Premier offers checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans.  The Corporation also offers financial services, travelers’ checks, safe deposit boxes, collection, notary public and other customary bank services (with the exception of trust services) to its customers.  The three principal types of loans made by Premier are: (1) commercial and industrial loans; (2) real estate loans; and (3) loans to individuals for household, family and other consumer expenditures.

Rockingham Heritage Bank completed the opening of a drive-up facility on Chicago Avenue in Harrisonburg.  This facility, which opened on July 5, 2005, operates as an extension of the existing branch at that location.  Additionally, Rockingham submitted an application and received approval to open a new branch in the town of Broadway, Virginia.  The Bank plans to open the new facility during January 2006.

The Marathon Bank submitted a branch application for a new branch in the City of Winchester.  The facility, located on Valley Avenue, will be leased and will serve as Marathon’s sixth branch location in Winchester.  Opening is anticipated during the third quarter of 2005.

Net interest income is our primary source of revenue.  We define revenue as interest income plus non-interest income.  As discussed further in the quantitative and qualitative disclosures about market risk section on pages 22 and 23, we manage our balance sheet and interest rate risk to both maximize and stabilize net interest income.  We do this by monitoring the spread between the interest rates we earn on interest earning assets such as loans and the interest rates we pay on interest bearing liabilities such as deposit accounts.  We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it.  In addition to management of interest rate risk, we analyze our loan portfolio for credit risk.  Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extension of credit.  In addition to net interest income, non-interest income is an increasingly important source of income for the Corporation.  Non-interest income is derived chiefly from service charges on deposit accounts (such as charges for non-sufficient funds and ATM fees) as well as commissions and fees from bank services (such as mortgage originations and debit and credit card processing).

Financial Overview

At June 30, 2005, we had total assets of $624.5 million, net loans of $529.8 million, deposits of $530.7 million and shareholders’ equity of $47.7 million.  The increase in assets was 15.0% over the amount at June 30, 2004, while net loans and deposits increased 19.0% and 16.6%, respectively, for the same period.

Our earnings per share, on a fully diluted basis, for the quarter ended June 30, 2005 was $0.35, which represented an increase of $0.05, or 16.7%, over earnings per share, on a fully diluted basis, of $0.30 for the same period in 2004.  The increase was mostly attributable to a 21.5% increase in net interest income over the same period, due to strong growth in our earning assets.

Our return on average equity was 15.06% for the six months ended June 30, 2005.  We have been able to achieve this level without relying on a disproportionate share of income from mortgage banking operations.  Our efficiency ratio also increased during this period, rising from 61.06% at June 30, 2004 to 63.12% for the period ended June 30, 2005.  This increase was due to the extra staffing and other non-interest expenses incurred to open the new subsidiary bank.  For more information on the efficiency ratio and its calculation, see the non interest expense section below.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  The allowance is based on two basic principles of accounting:

•

SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable; and

•

SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Our allowance for loan losses is determined by evaluating our loan portfolio on at least a quarterly basis.   Particular attention is paid to individual loan performance, collateral values, borrower financial condition and overall economic conditions.  The evaluation includes a close review of the internal watch list and other non-performing loans.  Management uses two steps in calculating the balance of the allowance.  The first step is the specific classification, which examines problem loans and applies a weight factor to each category.  The weight factor is based upon historical data, and the loans within each category are reviewed on a monthly basis to determine changes in their status.  The second step applies a predetermined rate against total loans with unspecified reserves.  Again, this rate is based upon experience and can change over time.  Each of these steps is based on data that can be subjective and the actual losses may be greater or less than the amount of the allowance.  However, management feels that the allowance represents a reasonable assessment of the risk imbedded in the portfolio.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book values and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. When calculating deferred tax assets, we make the assumption that the Corporation will continue to have taxable income, as opposed to losses.  We also assume that the Corporation will continue to be assessed at the current rate of 34%.

Net Income

Net income for the quarter ended June 30, 2005 was $1.8 million compared to $1.5 million for the same period in 2004. This is an increase of $270 thousand or 18.0% over the same period in 2004. The provision for income tax expense increased $182 thousand from $689 thousand for the 2004 period to $871 thousand for the 2005 period. The annualized return on assets was 1.15% for the second quarter of 2005 as compared to 1.17% for the same period of 2004.  Annualized return on equity was 15.18% and 14.81% for the second quarters of 2005 and 2004, respectively.

Net income for the six months ended June 30, 2005 was $3.4 million compared to $2.8 million for the same period in 2004. This is an increase of $610 thousand or 21.6% over the same period in 2004. The provision for income tax expense increased $382 thousand from $1.3 million for the 2004 period to $1.7 million for the 2005 period. The annualized return on assets was 1.15% for the first six months of 2005, unchanged from the same period in 2004.

For the first half of 2005 the annualized return on equity was 15.06%, compared to 14.09% for the same period in 2004.

Total Assets

Total assets of Premier increased to $624.5 million at June 30, 2005 compared to $576.2 million at December 31, 2004, representing an increase of $48.4 million or 8.4%.  Total loans at June 30, 2005 were $535.1 million, of which $432.9 million were loans secured by real estate.  The remaining loans consisted of $70.5 million in commercial loans, $26.2 million in consumer installment loans and $5.5 million in all other loans.  Net loans at June 30, 2005 were $529.8 million, an increase of $43.0 million or 8.8% from the December 31, 2004 amount of $486.9 million.  The loan to deposit ratio was 100.8% at June 30, 2005 and 101.6% at December 31, 2004.  Steady loan demand in an expanding market generated the loan growth experienced for the first six months of 2005.

The investment portfolio increased 0.5% to $27.5 million at June 30, 2005 compared to $27.3 million at December 31, 2004.  Federal funds sold increased $786 thousand to $19.9 million at June 30, 2005 compared to $19.1 million at December 31, 2004.  Total interest earning assets increased $44.2 million or 8.22% from December 31, 2004 to June 30, 2005.  This increase was primarily the result of the increase in outstanding loan balances.

Allowance for Loan Losses

We maintain the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio.  Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance.  Specific reserves by loan type are established based on overall historical losses, anticipated losses, and inherit risk.  Additionally, specific reserves for individual loans are established depending on the severity of the potential loss.  Loans are individually reserved once classified as a “watch item” by management.  A higher percentage is reserved for individual loans with a more severe classification.  The adequacy of the provision for loan losses is reviewed regularly by management through consideration of several factors including changes in character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the identification and assessment of problem loans and an analysis of anticipated economic conditions in the market area.

The allowance for loan losses at June 30, 2005, was $5.3 million. This is an increase of $249 thousand or 5.0% from December 31, 2004.  This gives the Corporation a 0.98% allowance for loan losses to total loans.  Management has completed an analysis on the reserve and believes the reserve is adequate.

Liabilities

Total deposits increased to $530.7 million at June 30, 2005 from $483.9 million at December 31, 2004, which is an increase of $46.8 million or 9.7%.  Non-interest bearing deposits have increased to $90.4 million at June 30, 2005, an increase of $2.1 million or 2.4% from the amount at December 31, 2004.  During this period interest bearing checking and savings accounts decreased $1.9 million or 1.3% to $146.8 million.  The amount of time deposits was $293.6 million at the end of the second quarter, reflecting an increase of $46.6 million or 18.9% over the amount at the end of the year.  At June 30, 2005 non-interest bearing deposits represented 17.0% of total deposits as compared to 18.2% at year-end 2004.  Low cost interest-bearing deposits including savings and interest bearing checking were 27.7% of total deposits.   Time deposits represented 55.3% of total deposits at June 30, 2005, up slightly from 51.0% at year-end 2004.  The increase in time deposits is the result of Premier’s ability to offer competitive rates in its market area.

Shareholders' Equity

Total equity increased by $3.5 million or 7.9% from December 31, 2004 to June 30, 2005.  The increase was due to a $3.4 million net profit for the first six months of 2005 plus exercised stock options of $124 thousand and a decrease of $76 thousand in accumulated other comprehensive income.  The primary capital to assets ratio was 7.6% at June 30, 2005.

Interest Income

Interest income totaled $18.6 million for the six months ended June 30, 2005, $4.0 million or 27.3% higher than the amount for the six months ended June 30, 2004.  Interest and fees on loans of $17.8 million comprise the majority of interest income. Interest income from investment securities was $625 thousand for the first six months of 2005, an increase of $56 thousand or 9.8% from the same period in 2004.  Interest income on federal funds, the third major component of the Corporation’s investments, increased $157 thousand or 209.3%.  The increase in interest income on federal funds balances was the result of increased fed funds balances earlier in the six-month period.

Interest Expense

Total interest expense for the six months ended June 30, 2005 was $5.9 million, $1.7 million or 41.3% higher than the amount for the six months ended June 30, 2004.  Interest on deposits for the six-month period increased by $1.3 million or 36.6% over the same period in 2004.  Interest on borrowings increased by $385 thousand or 74.5% over the same period last year.

Net Interest Income

Net interest income for the six months ended June 30, 2005 was $12.8 million, $2.3 million or 21.8% higher than the amount for the six months ended June 30, 2004. This increase is the result of the growth in earning assets of $44.2 million from June 30, 2004 to June 30, 2005, combined with an increase in certificate of deposit rates.  Despite the increase in rates, the Corporation was able to maintain a high net interest margin.  The net interest margin for the six months ended June 30, 2005 was 4.63%, down slightly from 4.68% for the same period of 2004.  Premier is liability sensitive for interest bearing balances repricing or maturing within one year.

Noninterest Income

Total non-interest income for the six months ended June 30, 2005 was $2.2 million, a slight decrease of $20 thousand or 0.9% from the 2004 amount of $2.2 million. This “leveling-off” was largely the result of a migration from interest-bearing checking accounts to certificates of deposit, which earn less fee income.  Fee income is traditionally the major component of non-interest income.

Noninterest Expense

Total non-interest expense for the six months ended June 30, 2005 was $9.5 million, $1.7 million or 21.7% higher than the amount for the six months ended June 30, 2004.  Salary expense increased $868 thousand or 20.8%, and other expense increased by $674 thousand from the same period in 2004.  The net increase in these expenses was in part a result of additional staffing to handle the growth of the Corporation, the expenses associated with opening an additional branch, and the costs involved in processing an increasing number of accounts and transactions.

The Corporation's efficiency ratio was 63.1% for the six months ended June 30, 2005 compared to 61.1% for the same period in 2004.  The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information, as it gives investors a better look at how well the Corporation is managing non-interest expenses compared to the growth in income.

We compute our efficiency ratio by dividing noninterest expense by the sum of the net interest income on a tax-equivalent basis and noninterest income, net of any securities gains or losses.

The following table reflects the calculation for the efficiency ratio for the six months ended June 30, 2005 and 2004:

EFFICIENCY RATIO	PREMIER
	June 30,
	2005	2004
Total Noninterest Expense	$ 9,523	$ 7,828
	$ 9,523	$ 7,828

Net Interest Income	$ 12,786	$ 10,497
Fully Taxable Equivalent adjustment	113	117
Noninterest Income	2,187	2,207
	$ 15,086	$ 12,821

Efficiency Ratio	63.1%	61.1%

Liquidity

Premier’s liquidity requirements are measured by the need to meet deposit withdrawals, fund loans, meet reserve requirements and maintain cash levels necessary for daily operations. To meet liquidity requirements, Premier maintains cash reserves and has an adequate flow of funds from maturing loans, securities, and short-term investments. In addition, Premier’s subsidiary banks have the ability to borrow additional funds from various sources.  Short-term borrowings are available from federal funds facilities at correspondent banks and from the discount window of the Federal Reserve Bank.  Borrowings are also available from the Federal Home Loan Bank. The Corporation considers its sources of liquidity to be sufficient to meet its estimated needs.

•

Capital Resources

The Corporation’s risk-based capital position at June 30, 2005 was $63.6 million, or 11.94% of risk-weighted assets for Tier 1 capital, and $73.9 million, or 13.88% for total risk based capital. Tier 1 capital consists primarily of common shareholders' equity and Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to Tier 1 Capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier 1 capital of at least 4% and a total capital ratio of 8%.  The Corporation’s issuance of $7.2 million in Trust Preferred Capital Notes in the fourth quarter of 2001, $6.2 million in notes in the third quarter of 2003 and, as described below, $8.2 million in notes in the second quarter of 2005 are included in the Tier 1 capital base, and will serve as a long-term source of funding.

On April 25, 2005, the Corporation entered into an agreement with First Tennessee Bank to issue an additional $8.2 million in Trust Preferred Capital Notes.  The Corporation received the proceeds from this issue of subordinated debt on May 16, 2005.  The issue has a floating interest rate of the prevailing 3-month LIBOR rate plus 1.74%. The issue has a maturity date of May 16, 2035.  The Corporation has created Premier Statutory Trust III to administer this new Trust Preferred obligation.  Of the proceeds, $6.0 million has been used to capitalize the new bank in Martinsburg, West Virginia, and the balance will be used to fund anticipated loan growth.

Caution About Forward Looking Statements

We make forward-looking statements in this quarterly report that are subject to risks and uncertainties.  These forward-looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements.

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

Interest rate risk is monitored through the use of three complimentary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation).  Each of these models measures changes in a variety of interest rate scenarios.  While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.  Static gap, which measures aggregate repricing values, is less utilized since it does not effectively measure the earnings impact on the Corporation and is not addressed here. The earnings simulation and economic value models, however, which more effectively reflect the earnings impact, are utilized by management on a regular basis and are explained below.

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

The following table represents the interest rate sensitivity on net interest income for the Corporation using different rate scenarios at June 30, 2005.

% Change in
Change in Prime Rate	Net Income
+300 basis points	+9.8%
+200 basis points	+9.0%
+100 basis points	+6.4%
Most Likely	0
-100 basis points	-2.3%
-200 basis points	-6.4%
-300 basis points	-15.4%

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

The following chart reflects the change in net market value by using June 30, 2005 data over different rate environments with a one-year horizon.

Change in Economic Value of Equity
Change in Prime Rate	(dollars in thousands)
+300 basis points	1,261
+200 basis points	1,431
+100 basis points	1,464
Most Likely	1,109
-100 basis points	1,212
-200 basis points	(-807)
-300 basis points	(-5,509)

Item 4. Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  As of June 30, 2005, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)

Premier Community Bankshares, Inc. held its Annual Meeting of Shareholders on Tuesday, May 3, 2005 in Winchester, Virginia.

(b)

Not Applicable

(c)

At the Annual Meeting, the shareholders approved the election of three of the directors of the Company and the appointment of the firm Yount, Hyde & Barbour, P.C. as the independent auditors for the fiscal year ending December 31, 2005.

The votes cast for or withheld for the election of the directors were as follows:

NAME	FOR	WITHHELD
Clifton L. Good	4,084,790	10,942
Joseph W. Hollis	4,072,570	23,162
Wayne B. Ruck	4,086,542	9,190

The votes cast for, against or abstain to approve the ratification of Yount, Hyde & Barbour, P.C. as independent auditors for the fiscal year ending December 31, 2005 were as follows:

NAME	FOR	AGAINST	ABSTAIN
Independent Auditors - Yount, Hyde & Barbour, P.C.	4,080,629	4,116	10,987

          (d)  Not Applicable

Item 5.  Other Information

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

DATE:    8/8/05

/s/ Donald L. Unger

DONALD L. UNGER

PRESIDENT AND CEO

DATE:    8/8/05

 /s/ Frederick A. Board

FREDERICK A. BOARD

CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.

Description

31.1

Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2

Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer and Chief

Financial Officer Pursuant to 18 U.S.C. Section 1350.