Form 10-Q
period 2005-09-30
PREMIER COMMUNITY BANKSHARES INC
filed 2005-10-31
CIK 854399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

__X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2005

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

YES  X    NO______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES______  NO  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,948,048, $1.00 par value, as of October 31, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements are provided at the page numbers indicated.

Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	3

Consolidated Statements of Income for the Three Months Ended and Nine Months Ended September 30, 2005 and 2004	4

Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2005 and 2004	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15–21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21–23

Item 4. Controls and Procedures	23

Part II. OTHER INFORMATION	24

Signatures	25

2

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	September 30,	December 31,
	2005	2004
Assets:	(Unaudited)
Cash and due from banks	$23,674	$21,459
Interest-bearing deposits in other banks	867	115
Federal funds sold	25,421	19,075
Securities available for sale, at fair value	20,544	19,745
Securities held to maturity (fair value: September 30, 2005,
$7,128; December 31, 2004, $7,481)	7,342	7,569
Loans, net of allowance for loan losses of $5,403 at
September 30, 2005 and $5,007 at December 31, 2004	559,182	486,865
Bank premises and equipment, net	15,704	12,158
Accrued interest receivable	2,271	1,850
Other real estate	0	151
Other assets	10,381	7,163

Total Assets	$665,386	$576,150

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$97,069	$88,229
Savings and interest bearing demand deposits	154,845	148,729
Time deposits	313,155	246,975
Total deposits	565,069	483,933
Federal Home Loan Bank advances	25,000	30,000
Short-term borrowings	497	513
Accounts payable and accrued expenses	3,503	3,860
Capital lease payable	171	179
Trust Preferred Capital Notes	21,651	13,403
Total Liabilities	$615,891	$531,888

Shareholders' Equity:
Preferred stock, Series A, 5% noncumulative, no par
value; 1,000,000 shares authorized and unissued	$0	$0
Common stock, $1 par value, 20,000,000 shares authorized
September 30, 2005, 4,948,048 shares issued and outstanding;
December 31, 2004, 4,919,548 shares issued and outstanding	4,948	4,920
Capital surplus	19,670	19,502
Retained earnings	24,872	19,710
Accumulated other comprehensive income	5	130
Total Shareholders' Equity	49,495	44,262

Total Liabilities and Shareholders' Equity	$665,386	$576,150

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income
(In Thousands, Except for Share and Per Share Data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and dividend income:
Interest and fees on loans	$ 9,935	$ 7,872	$ 27,720	$ 21,871
Interest on investment securities:
Nontaxable	42	79	129	173
Taxable	62	24	182	165
Interest and dividends on securities available for sale:
Nontaxable	69	69	201	203
Taxable	123	84	339	243
Dividends	28	16	98	57
Interest on deposits in banks	27	1	30	2
Interest on federal funds sold	190	81	422	156
Total interest and dividend income	$ 10,476	$ 8,226	$ 29,121	$ 22,870

Interest expense:
Interest on deposits	$ 2,963	$ 2,042	$ 7,913	$ 5,665
Interest on capital lease obligations	4	4	11	11
Interest on borrowings	535	315	1,437	832
Total interest expense	$ 3,502	$ 2,361	$ 9,361	$ 6,508

Net interest income	$ 6,974	$ 5,865	$ 19,760	$ 16,362
Provision for loan losses	245	175	572	920
Net interest income after provision for loan losses	$ 6,729	$ 5,690	$ 19,188	$ 15,442

Noninterest income:
Service charges on deposit accounts	$ 813	$ 849	$ 2,322	$ 2,379
Commissions and fees	242	224	705	599
Other	130	102	345	404
Total noninterest income	$ 1,185	$ 1,175	$ 3,372	$ 3,382

Noninterest expense:
Salaries and employee benefits	$ 3,050	$ 2,295	$ 8,354	$ 6,617
Net occupancy expense of premises	337	233	868	670
Furniture and equipment	358	260	923	767
Other	1,610	1,580	4,733	4,142
Total noninterest expense	$ 5,355	$ 4,368	$ 14,878	$ 12,196

Income before income taxes	$ 2,559	$ 2,497	$ 7,682	$ 6,628

Provision for income taxes	831	793	2,520	2,100

Net income	$ 1,728	$ 1,704	$ 5,162	$ 4,528

Average shares:
Basic	4,945,540	4,895,825	4,936,033	4,888,950
Assuming dilution	5,077,035	5,010,259	5,073,921	5,046,746

Earnings per common share:
Basic	0.35	0.35	1.05	0.93
Assuming dilution	0.34	0.34	1.02	0.90

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2005 and 2004
(In Thousands, Except for Share Data)
(Unaudited)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income	Income	Equity

Balance December 31, 2003	$ 4,881	$ 19,328	$ 14,400	$ 268		$ 38,877

Comprehensive Income
Net income			4,528		4,528	4,528
Other comprehensive income (loss), unrealized
loss on available for sale securities
(net of tax $-73)				(142)	(142)	(142)
Total comprehensive income					$ 4,386

Issuance of common stock-
exercise of stock options
(24,650 shares)	24	118				142
exercise of cashless
options (3,261 shares)	(3)	(55)				(58)

Balances - September 30, 2004	$ 4,902	$ 19,391	$ 18,928	$ 126		$ 43,347

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income	Income	Equity

Balance December 31, 2004	$ 4,920	$ 19,502	$ 19,710	$ 130		$ 44,262

Comprehensive Income
Net income			5,162		$ 5,162	5,162
Other comprehensive income (loss), unrealized
loss on available for sale securities
(net of tax -$65)				(125)	(125)	(125)
Total comprehensive income					$ 5,037

Issuance of common stock-
exercise of stock
options (28,500 shares)	28	168				196

Balances - September 30, 2005	$ 4,948	$ 19,670	$ 24,872	$ 5		$ 49,495

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(In Thousands)
(Unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 5,162	$ 4,528
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	902	714
Net amortization and (accretion) on securities	19	37
Provision for loan loss	572	920
Gain on sale of other real estate	-	-
Changes in assets and liabilities:
(Increase) in other assets	(3,152)	(2,186)
(Increase) decrease in accrued interest receivable	(421)	23
Increase in accounts payable and accrued expenses	576	290
Increase in interest expense payable	100	21
Net cash provided by operating activities	$ 3,758	$ 4,347

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments
on securities held to maturity	$ 217	$ 50
Proceeds from maturities, calls and principal payments
on securities available for sale	2,554	2,077
Purchase of securities available for sale	(3,553)	(2,050)
Purchase of securities held to maturity		(1,886)
Net (increase) in loans	(72,889)	(89,955)
Proceeds from sale of other real estate	151	-
Purchase of bank premises and equipment	(4,448)	(1,967)
Net cash used in investing activities	$ (77,968)	$ (93,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and interest bearing deposits	$ 14,957	$ 30,237
Net increase in certificates of deposit	66,179	42,186
Net increase (decrease) in borrowings	(5,016)	19,952
Proceeds from trust preferred capital notes	8,248	-
Principal payments on capital lease obligation	(8)	(7)
Cash dividends paid	(1,033)	(879)
Net proceeds from issuance of common stock	196	84
Net cash provided by financing activities	$ 83,523	$ 91,573

Increase in cash and cash equivalents	$ 9,313	$ 2,189
Beginning	40,649	39,503
Ending	$ 49,962	$ 41,692

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$ 9,261	$ 6,533

Income taxes	$ 2,523	$ 2,091

Change in unrealized gain on securities available for sale	$ (190)	$ (215)

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Accounting Policies

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) at September 30, 2005 and December 31, 2004, and the results of operations and cash flows for the nine month periods ended September 30, 2005 and 2004, and the results of operations for the quarters ended September 30, 2005 and 2004. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2004.

Stock Compensation Plan

The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation:

Nine Months Ended
September 30,
	2005	2004
In Thousands,
except per share data

Net income, as reported	$ 5,162	$ 4,528
Total stock-based compensation expense
determined under fair value based method
for all rewards	(50)	(95)
Pro forma net income	$ 5,112	$ 4,433

Basic earnings per share
As reported	$ 1.05	$ 0.93
Pro forma	$ 1.04	$ 0.91

Diluted earnings per share
As reported	$ 1.02	$ 0.90
Pro forma	$ 1.01	$ 0.88

Deferred Compensation Plans

During 2004, a deferred compensation plan and split dollar life insurance plan were adopted for selected officers of the Corporation.  Under these plans, the benefit to each officer is equal to 25% of the individual employee’s final base compensation at time of retirement.  Benefits are to be paid in monthly installments commencing at retirement for a period of 180 months.  The agreement provides that, if employment is terminated for reasons other than retirement or disability, the benefit is reduced based upon a vesting schedule.  If death occurs prior to termination of service, no retirement benefits are paid, but a life insurance benefit of up to three times compensation is paid to the employees’ beneficiary.

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

The deferred compensation charged to expense for the nine months ended September 30, 2005 and 2004, based on the present value of the retirement benefits under the plans described above, was $412,459 and $228,040, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to offset the expense of the obligations.

Note 2. Results of Operations

The results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Note 3.  Securities

The amortized cost and fair values of securities held to maturity at September 30, 2005 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	Sept. 30, 2005
	(In Thousands)
U.S. Government and
federal agencies	$497	$0	($14)	$483
Obligations of state and
political subdivisions	4,128	80	(40)	4,168
Other	2,717	36	(276)	2,477
	$7,342	$116	($330)	$7,128

The amortized cost and fair values of securities available for sale at September 30, 2005 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	Sept. 30, 2005
	(In Thousands)
U.S. Government and
federal agencies	$10,038	$5	($83)	$9,960
Obligations of state and
political subdivisions	7,019	89	(7)	7,101
Mortgage-backed securities	278	3	0	281
Restricted securities	3,202	0	0	3,202
	$20,537	$97	($90)	$20,544

Securities in an unrealized loss position at September 30, 2005, and December 31, 2004, by duration of the unrealized loss, are shown below.  No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.  There were approximately 28 securities in the consolidated portfolio of the Corporation that had losses as of September 30, 2005, all of which are considered to be temporary.

		September 30, 2005
	Less than 12 months		More than 12 months		Total
(In Thousands)		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government and federal agencies	$ 7,310	$ (91)	$ 493	$ (6)	$ 7,803	$ (97)
Obligations of states and political
subdivisions	1,607	(44)	717	(3)	2,324	(47)
Other securities	72	(177)	1,728	(99)	1,800	(276)
	$ 8,989	$ (312)	$ 2,938	$ (108)	$11,927	$ (420)

December 31, 2004
	Less than 12 months		More than 12 months		Total
(In Thousands)		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government and federal agencies	$ 5,408	$ (45)	$ -	$ -	$ 5,408	$ (45)
Obligations of states and political
subdivisions	497	(8)	1,308	(97)	1,805	(105)
Other securities	93	(1)	2,366	(126)	2,459	(127)
	$ 5,998	$ (54)	$ 3,674	$ (223)	$ 9,672	$ (277)

Note 4. Loans

The consolidated loan portfolio was composed of the following at the dates indicated:

	September 30,	December 31,
	2005	2004
	(In Thousands)

Loans secured by real estate:
Construction and land development	$ 131,059	$ 101,363
Secured by farmland	5,334	4,154
Secured by 1-4 family residential	136,896	131,230
Multi-family residential	25,417	18,224
Nonfarm, nonresidential	161,056	142,897
Loans to farmers (except those secured by real estate)	1,506	999
Commercial loans (except those secured by real estate)	70,979	63,079
Loans to individuals (except those secured by real estate)	26,244	25,491
All other loans	6,094	4,435
Total loans	$ 564,585	$ 491,872

Allowance for loan losses	5,403	5,007
Loans, net	$ 559,182	$ 486,865

Impaired loans totaled $2.2 million and $2.6 million at September 30, 2005 and December 31, 2004, respectively. Non-accrual loans excluded from impaired loans disclosure under FASB Statement No. 114 amounted to $254 thousand at September 30, 2005 and $268 thousand at December 31, 2004.

Note 5. Reserve for Loan Losses

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio.  Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance.  The adequacy of the provision for loan losses is reviewed periodically by management through consideration of factors including changes in the character and size of the loan portfolio and related loan experience, a review and examination of overall loan quality, which includes the assessment of problem loans and an analysis of anticipated economic condition in the market area.  An analysis of the allowance for loan losses, including charge-off activity, is presented below for the nine months ended September 30, 2005 and 2004.

	September 30,
(In Thousands)	2005	2004

Balance, beginning of period	$5,007	$4,104
Less Charge-off’s:	$0
Commercial	$45	0
Real estate-mortgage	$0	10
Real estate-construction	$0	0
Credit cards	$6
Consumer installment loans	$237	154
Total	$288	$164

Plus Recoveries:
Commercial	$8	$1
Real estate-mortgage	$0	0
Real estate-construction	$15	0
Credit cards	$2
Consumer installment loans	$87	96
Total	$112	$97

Additions charged to operating expense	$572	$920

Balance, end of period	$5,403	$4,957

The following is a summary of information pertaining to risk elements and impaired loans for the periods ended September 30, 2005 and December 31, 2004.

	September 30,	December 31,
	2005	2004
	(In Thousands)
Non-accrual loans	$1,250	$1,120
Loans past due 90 days or more and still accruing interest	1,371	668
Restructured loans	0	0
	$2,621	$1,788

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

Note 6.  Earnings Per Share

Earnings per share were as follows for the periods indicated:

	For the Nine Months Ended
	September 30,		September 30
	2005		2004
	Shares	Amount	Shares	Amount

Basic earnings per share	4,936,033	$1.05	4,888,950	$0.93

Effect of dilutive securities:
Stock options	137,888		157,796

Diluted earnings per share	5,073,921	$1.02	5,046,746	$0.90

Note 7. Other Expenses

The Corporation and its subsidiaries had the following other expenses for the nine months ended September 30, 2005 and 2004.

	2005	2004
	(In Thousands)

Advertising	$ 526	$ 486
ATM Expense	319	280
Directors' Fees	376	312
Postage Expense	206	213
Stationery and Supplies	340	311
Telephone Expense	274	268
Other (no item >1% of revenue)	2,692	2,272
	$ 4,733	$ 4,142

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

Note 9. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154 (“SFAS No. 154”),“Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The new standard changes the requirements for the accounting for and reporting of a change in accounting principle.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income.  The effective date of FAS 123R (as amended by the Securities and Exchange Commission, (the “SEC”)) is for annual periods beginning after June 15, 2005.  The provisions of FAS 123R do not have an impact on the Corporation’s results of operations at the present time.

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

In November 2004, the Emerging Issues Task Force (the “EITF” or “Task Force”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the FASB directed its staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby it declined to provide additional guidance on the meaning of other-than-temporary impairment. The FASB directed its staff to issue EITF issue 03-1-a as final and to draft a new FSP that will replace EITF issue 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of

         Operations

The following discussion and analysis of the financial condition and results of operations for the three months and nine months ended September 30, 2005 should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this quarterly report and in the Annual Report on Form 10-K for the year ended December 31, 2004.

General

Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) is a Virginia multi-bank holding company headquartered in Winchester, Virginia.  The Corporation owns The Marathon Bank, Rockingham Heritage Bank and its subsidiary, RHB Services, Inc., and Premier Bank, Inc.  Premier Bank opened on July 18, 2005.

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

Net interest income is our primary source of revenue.  We define revenue as interest income plus non-interest income.  As discussed further in the quantitative and qualitative disclosures about market risk section on pages 21 through 23, we manage our balance sheet and interest rate risk to both maximize and stabilize net interest income.  We do this by monitoring the spread between the interest rates we earn on interest earning assets such as loans and the interest rates we pay on interest bearing liabilities such as deposit accounts.  We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it.  In addition to management of interest rate risk, we analyze our loan portfolio for credit risk.  Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extension of credit.  In addition to net interest income, non-interest income is an increasingly important source of income for the Corporation.  Non-interest income is derived chiefly from service charges on deposit accounts (such as charges for non-sufficient funds and ATM fees) as well as commissions and fees from bank services (such as mortgage originations and debit and credit card processing).

The Marathon Bank has received approval for a new branch in the City of Winchester.  The facility, located on Valley Avenue, will be leased and will serve as Marathon’s sixth branch location in Winchester.  Opening was originally anticipated for the third quarter, but construction delays regarding renovations have postponed the expected opening to early November of 2005.  In addition, Marathon has received approval from the Federal Reserve Bank of Richmond to open a branch office on Route 50 in Winchester.  Construction of the office is expected to begin during the fourth quarter of 2005, and opening is expected in the second quarter of 2006.  The branch will be the seventh location in the Winchester area.

Financial Overview

At September 30, 2005, we had total assets of $665.4 million, net loans of $559.2 million, deposits of $565.1 million and shareholders’ equity of $49.5 million.  The increase in assets was 18.9% over the amount at September 30, 2004, while net loans and deposits increased 18.6% and 20.3%, respectively, for the same period.

Our earnings per share, on a fully diluted basis, for the nine months ended September 30, 2005 was $1.02, an increase of $0.12, or 13.3%, over earnings per share, on a fully diluted basis, of $0.90 for the same period in 2004.  The increase was mostly attributable to a 20.8% increase in net interest income over the same period.

Our return on average equity was 14.72% for the nine months ended September 30, 2005.  We have been able to achieve this level without relying on a disproportionate share of income from mortgage banking operations.  Our efficiency ratio also increased during this period, rising from 61.2% for the nine months ended September 30, 2004 to 63.9% for the nine months ended September 30, 2005.  This increase was due to the extra staffing and other non-interest expenses incurred to open the new subsidiary bank.  Our efficiency ratio is not a measurement under accounting principles generally accepted in the United States.  For more information on the efficiency ratio and its calculation, see the non interest expense section below.

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

Net Income

Net income for the quarter ended September 30, 2005 was $1.7 million, virtually unchanged from $1.7 million for the same period in 2004. This is an increase of $24 thousand or 1.4% over the same period in 2004. The provision for income tax expense increased $38 thousand from $793 thousand in 2004 to $831 thousand in 2005. The annualized return on assets was 1.06% for the third quarter of 2005 as compared to 1.22% for the same period in 2004.  Annualized return on equity was 14.09% and 15.98% for the third quarters of 2005 and 2004, respectively.

Net income for the nine months ended September 30, 2005 was $5.2 million compared to $4.5 million for the same period in 2004. This is an increase of $634 thousand or 14.0% over the same period 2004. The provision for income tax expense increased $420 thousand from $2.1 million in 2004 to $2.5 million in 2005. The annualized return on assets was 1.12% for the first nine months of 2005 as compared to 1.18% for the same period in 2004.  For the first nine months of 2005 the annualized return on equity was 14.72%, unchanged from the same period in 2004.

Total Assets

Total assets of Premier increased to $665.4 million at September 30, 2005 compared to $576.2 million at December 31, 2004, representing an increase of $89.2 million or 15.5%.  Total loans at September 30, 2005, were $564.6 million, of which $459.8 million were loans secured by real estate.  Of the loans secured by real estate, $131.1 million were construction and land development loans.  The remaining loans consisted of $71.0 million in commercial loans, $26.2 million in consumer installment loans and $7.6 million in all other loans.  Net loans at September 30, 2005, were $559.2 million, an increase of $72.3 million or 14.9% from the December 31, 2004 amount of $486.9 million.  The loan to deposit ratio was 99.9% at September 30, 2005 and 101.6% at December 31, 2004.  Steady loan demand in an expanding market generated the loan growth experienced for the period.

The investment portfolio increased 2.1% to $27.9 million at September 30, 2005 compared to $27.3 million at December 31, 2004.  Federal funds sold increased $6.4 million to $25.4 million at September 30, 2005 compared to $19.1 million at December 31, 2004.  Total interest earning assets increased $80.0 million or 14.9% from December 31, 2004 to September 30, 2005.  This increase was primarily the result of the increase in outstanding loan balances.

Allowance for Loan Losses

We maintain the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio.  Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance.  Specific reserves by loan type are established based on overall historical losses, anticipated losses, and inherit risk.  Additionally, specific reserves for individual loans are established depending on the severity of the potential loss.  Loans are individually reserved once classified as a “watch item” by management.  A higher percentage of the allowance is reserved for individual loans with a more severe classification.  The adequacy of the provision for loan losses is reviewed regularly by management through consideration of several factors including changes in character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the identification and assessment of problem loans and an analysis of anticipated economic conditions in the market area.

The allowance for loan losses at September 30, 2005 was $5.4 million. This is an increase of $396 thousand or 7.9% from December 31, 2004.  This gives the Corporation a 0.96% allowance for loan losses to total loans.  Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

Total deposits increased to $565.1 million at September 30, 2005, from $483.9 million at December 31, 2004, which is an increase of $81.1 million or 16.8%.  Non-interest bearing deposits have increased to $97.1 million at September 30, 2005, an increase of $8.8 million or 10.0% from December 31, 2004.  During this period, interest bearing checking and savings accounts increased $6.1 million or 4.1% to $154.8 million.  The amount of time deposits was $313.2 million at the end of the third quarter, reflecting an increase of $66.2 million or 26.8% over the end of 2004.  At September 30, 2005, non-interest bearing deposits represented 17.2% of total deposits as compared to 18.2% at year-end 2004.  Low cost interest bearing deposits, including savings and interest bearing checking, were 27.4% of total deposits, compared to 30.8% at December 31, 2004. Time deposits represented 55.4% of total deposits at September 30, 2005, an increase from 51.0% at year-end 2004.

Shareholders' Equity

Total equity increased by $5.2 million or 11.8% from December 31, 2004 to September 30, 2005.  The increase was due to a $5.2 million net profit for the first nine months of 2005 plus exercised stock options of $196 thousand and a decrease of $125 thousand in accumulated other comprehensive income.  The primary capital to assets ratio was 7.4% at September 30, 2005.

Interest Income

Interest income totaled $29.1 million for the nine months ended September 30, 2005, $6.3 million or 27.3% higher than the nine months ended September 30, 2004.  Interest and fees of $27.7 million on loans comprise the vast majority of interest income. Interest income from investment securities was $949 thousand for the first nine months of 2005, up 12.8% from $841 thousand for the same period in 2004.  Interest income on federal funds, the third major component of Premier’s interest income, increased $266 thousand or 170.5%.  The increase in interest earned on federal funds was the result of increased average federal funds balances held during the period, as well as increases in interest rates.

Interest Expense

Total interest expense for the nine months ended September 30, 2005 was $9.4 million, $2.9 million or 43.8% higher than the nine months ended September 30, 2004.  Interest on deposits for the nine-month period increased by $2.2 million or 39.7% over the same period in 2004.  This increase was the result of a 2.75% increase in the Fed Funds rate by the Federal Reserve Bank since the third quarter of 2004, combined with an increase of $75.6 million in total interest bearing deposits during the same period.  Interest on borrowings increased by $605 thousand or 72.7% over the same period last year. Borrowings are obtained from the Federal Home Loan Bank.

Net Interest Income

Net interest income for the nine months ended September 30, 2005 was $19.8 million, $3.4 million or 20.8% higher than the nine months ended September 30, 2004. This increase is the result of the growth in earning assets of $99.5 million from September 30, 2004.  The combination of growth and rates had the effect of increasing the net interest margin from 4.65% on a tax-equivalent basis for the nine months ended September 30, 2004 to 4.81% for the same period of 2005.

Noninterest Income

Total other income for the nine months ended September 30, 2005 was $3.4 million, a decrease of $10 thousand or 0.3% over $3.4 million for the same period in 2004. This was the result of a reduction in service charges and fees for overdraft charges, check fees and ATM fees.

Noninterest Expense

Total other expenses for the nine months ended September 30, 2005 were $14.9 million, $2.7 million or 22.0% higher than the nine months ended September 30, 2004.  Salary expense increased $1.7 million or 26.3%, and other expenses increased by $945 thousand over the same period in 2004.  The net increase in other expenses was in part a result of additional staffing to handle the growth of the banks and the costs involved in processing an increasing number of accounts and transactions.

The Corporation's efficiency ratio was 63.9% for the nine months ended September 30, 2005 compared to 61.2% for the same period in 2004.  The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency.  This gives investors a better look at how well the Corporation is managing noninterest expenses compared to the growth in income.

We compute our efficiency ratio by dividing noninterest expense by the sum of the net interest income on a tax-equivalent basis and noninterest income, net of securities gains or losses.

The following table reflects the calculation for the efficiency ratio for the nine months ended September 30, 2005 and 2004:

EFFICIENCY RATIO

	September 30,
	2005	2004
Total Noninterest Expenses	$ 14,878	$ 12,196
	$ 14,878	$ 12,196

Net Interest Income	$ 19,760	$ 16,362
Fully Taxable Equivalent adjustment	170	194
Noninterest Income	3,372	3,382
	$ 23,302	$ 19,938

Efficiency Ratio	63.85%	61.17%

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

Capital Resources

The Corporation’s risk-based capital position at September 30, 2005 was $66.0 million, or 11.78% of risk-weighted assets, for Tier I capital and $76.5 million, or 13.66%, for total risk based capital. Tier I capital consists primarily of common shareholders' equity and Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to Tier I Capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%.  The Corporation’s issuance of $7.2 million in Trust Preferred Capital Notes in the fourth quarter of 2001, $6.2 million in notes in the third quarter of 2003 and, as described below, $8.2 million in notes in the second quarter of 2005 are included in the total risk-weighted capital base, and will serve as a long-term source of funding.

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

The following table represents the interest rate sensitivity on net interest income for the Corporation using different rate scenarios as of June 30, 2005.  There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using June 30, 2005 data, the latest date for which such data is available to the Corporation.

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

The following chart reflects the change in net market value by using June 30, 2005 data, over different rate environments with a one-year horizon. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using June 30, 2005 data, the latest date for which such data is available to the Corporation.

Change in Economic Value of Equity
Change in Prime Rate	(dollars in thousands)
+300 basis points	1,261
+200 basis points	1,431
+100 basis points	1,464
Most Likely	1,109
-100 basis points	1,212
-200 basis points	(-807)
-300 basis points	(-5,509)

Item 4.  Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  As of September 30, 2005, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

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

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

 None

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

DATE:     10/31/05

/s/ Donald L. Unger

DONALD L. UNGER

PRESIDENT & CHIEF EXECUTIVE OFFICER

DATE:     10/31/05

/s/ Frederick A. Board

FREDERICK A. BOARD

CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.

Description

31.1

Rule 13(a)-14(a) Certification of Chief Executive

Officer.

31.2

Rule 13(a)-14(a) Certification of Chief Financial

Officer.

32.1

Statement of Chief Executive Officer and Chief

Financial Officer Pursuant to 18 U.S.C. Section

1350.