Form 10-K
period 2005-12-31
PREMIER COMMUNITY BANKSHARES INC
filed 2006-03-06
CIK 854399

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $1.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐

Accelerated filer  ☑

Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐   No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $82,995,773

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,961,648 shares of common stock as of February 8, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2006 Annual Meeting of Shareholders – Part III

TABLE OF CONTENTS

Page

Part I

Item 1.

Business

3

Item 1A.

Risk Factors

11

Item 1B.

Unresolved Staff Comments

13

Item 2.

Properties

14

Item 3.

Legal Proceedings

16

Item 4.

Submission of Matters to a Vote of Security Holders

16

Part II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

17

Item 6.

Selected Financial Data

18

Item 7.

Management’s Discussion and Analysis of Financial Condition

and Results of Operation

19

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

38

Item 8.

Financial Statements and Supplementary Data

40

Item 9.

Changes in and Disagreements With Accountants on

Accounting and Financial Disclosure

75

Item 9A.

Controls and Procedures

75

Item 9B.

Other Information

75

Part III

Item 10.

Directors and Executive Officers of the Registrant

76

Item 11.

Executive Compensation

76

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

76

Item 13.

Certain Relationships and Related Transactions

76

Item 14.

Principal Accounting Fees and Services

76

Part IV

Item 15.

Exhibits, Financial Statement Schedules

76

PART I

Item 1. Business

General

Premier Community Bankshares, Inc. (the “Corporation” or “we”) is a bank holding company that was incorporated in June 1989. We own all of the outstanding stock of Marathon Bank, which was incorporated in August 1987, Rockingham Heritage Bank, which was incorporated in June 1989, and Premier Bank, Inc., which was incorporated in March 2004 and opened for business in July 2005. Premier Bank previously operated as a loan production office in the Martinsburg, West Virginia trade area, which was approved by the West Virginia Division of Banking in October 2003. Our headquarters are in Frederick County, Virginia.

The Corporation is a holding company for Marathon Bank, Rockingham Heritage Bank, and Premier Bank, and is not directly engaged in the operation of any other business. All of our business is conducted through Marathon Bank, Rockingham Heritage Bank, and Premier Bank. Our subsidiary banks operate autonomously, with separate local identities, management teams and decision-making processes, and without strict operating control from the holding company. Each bank has full responsibility for day-to-day operations, with minimal support from the holding company level. As a result, each bank can tailor its services and products to the needs of its community. The board of directors of the holding company does monitor the financial and operational performance of all three banks.

Marathon Bank and Rockingham Heritage Bank, which are chartered under Virginia law, conduct a general banking business. Both banks’ deposits are insured by the Federal Deposit Insurance Corporation and both are members of the Federal Reserve System. Premier Bank is chartered under West Virginia law, and conducts a general banking business. Premier Bank is a state nonmember bank and is not a member of the Federal Reserve System.

We offer checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans. We also offer travelers checks, safe deposit, collection, notary public, discount brokerage service, and other customary bank services (other than trust services). The three principal types of loans that we make are commercial and industrial loans, real estate loans and loans to individuals for household, family, and other consumer costs. Our banking offices include drive-up facilities. There are automated teller machines located at each of Marathon Bank’s offices and an additional twelve off-premise ATMs operated by Marathon Bank. Rockingham Heritage Bank has 23 ATMs throughout its market area. There is one ATM located at Premier Bank’s office in Shepherdstown, West Virginia, and an additional nine ATM’s contracted for surcharge-free use by Premier Bank’s customers throughout its trade area.

Recent Developments

On January 12, 2006, the Corporation, Rockingham Heritage Bank and Albemarle First Bank entered into an agreement and plan of merger. The merger agreement sets forth the terms and conditions of the Corporation’s acquisition of Albemarle First Bank through the merger of Albemarle First Bank with and into Rockingham Heritage Bank. The merger agreement provides Rockingham Heritage Bank with flexibility for the structure of the merger. The Corporation expects that Albemarle First Bank will continue operations as a separate subsidiary of the Corporation prior to its merger with and into Rockingham Heritage Bank.

Under the terms of the merger agreement, the Corporation will issue to the shareholders of Albemarle First Bank, for each share of Albemarle First Bank common stock that they own, a number of shares of the Corporation’s common stock with an aggregate market value equal to $15.80 per share or $15.80 in cash, subject to the limitation that no less than 35% and no more than 50% of the total consideration will be in the form of cash. Shareholders of Albemarle First Bank may elect to receive the Corporation’s common stock, cash, or a combination of common stock and cash for their shares of Albemarle First Bank common stock, subject to pro ration in the event that the aggregate cash elections are less than the 35% minimum or exceed the 50% maximum.

The actual number of shares of the Corporation’s common stock to be issued in the Merger for each share of Albemarle First Bank common stock will be determined based upon the average of the daily closing prices of the Corporation’s common stock for the 20 trading days ending at the close of trading on the fifth trading day preceding the closing date and, subject to certain exceptions described in the merger agreement, will not exceed 0.8681, or be less than 0.6529, shares of Premier common stock for each share of Albemarle First Bank common stock.

Under the terms of the merger agreement, the Corporation is not required to issue more than 989,600 shares of its common stock in the merger. The Corporation reserves the right to increase the cash consideration to be paid to Albemarle First Bank’s shareholders to 50% of the total consideration if necessary to reduce the number of shares of common stock issuable in the merger to 989,600.

Consummation of the merger is subject to a number of customary conditions including the approval of the merger by Albemarle First Bank’s shareholders and the receipt of all required regulatory approvals. The merger is expected to be completed in the second quarter of 2006.

The transaction has been valued at approximately $29 million. The transaction value reflects the assumption by the Corporation of all outstanding Albemarle First Bank stock options and the exercise or cancellation prior to the closing of the transaction of all warrants to acquire Albemarle First Bank common stock that are currently outstanding. The transaction is expected to be accretive to the Corporation’s cash earnings per share in the first full year of combined operations, exclusive of non-recurring restructuring costs, and accretive to both cash and reported earnings per share in 2007. The Corporation expects to achieve annualized pre-tax cost savings and revenue enhancements of approximately $1.7 million, which are expected to be fully phased-in over the one-year period following closing.

Three members of Albemarle First Bank’s board of directors will join the Rockingham Heritage Bank board, including Mr. Thomas M. Boyd, Jr., Albemarle First Bank’s President and Chief Executive Officer Boyd. Mr. Boyd will also join the board of the Corporation, and a separate advisory board of Albemarle First Bank will be established for the greater Charlottesville market.

Filings with the SEC

The Corporation files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission. These reports are posted and are available at no cost on the Corporation’s website, www.premiercommunitybankshares.com, as soon as reasonably practicable after the Corporation files such documents with the SEC. The Corporation’s filings are also available through the SEC’s website at www.sec.gov.

Principal Market Areas

Our business in the area served by Marathon Bank (the counties of Frederick, Clarke, Shenandoah, Warren and the cities of Winchester and Front Royal, Virginia) Rockingham Heritage Bank (Rockingham and Augusta counties, and the cities of Harrisonburg, Waynesboro, and Staunton, Virginia) and Premier Bank (Morgan, Jefferson, and Berkeley counties, and the cities of Martinsburg and Shepherdstown, West Virginia) is highly competitive with respect to both loans and deposits. In our primary service area, there are numerous commercial banks (including large, multi-state banks with multiple offices) offering services ranging from deposits and real estate loans to full service banking. Certain of the commercial banks in this service area have higher lending limits than us and may provide various services for their customers that we do not offer.

According to a market share report prepared by the FDIC, Marathon Bank’s deposits as a percentage of total deposits in financial institutions in its market areas was 11.2% as of June 30, 2005, the most recent date for which market share information is available. Rockingham Heritage Bank’s deposits as a percentage of total deposits in financial institutions in its market areas was 7.4% as of June 30, 2005. Due to its opening date, there is no such data available for Premier Bank at this time. Total deposits in the market areas of Marathon Bank and Rockingham Heritage Bank as of June 30, 2005, were $3.0 billion and $2.7 billion, respectively.

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

Marathon Bank uses an in-house management loan committee and a directors’ loan committee to approve loans. The in-house loan committee, which consists of the president or senior vice president and two vice presidents, meets weekly to review loans which exceed individual loan authorities for loans that are intended to be held in the portfolio. This committee approves unsecured loans up to $400,000, secured loans with non-negotiable collateral up to $500,000 and secured loans with negotiable collateral up to $1,000,000. The directors’ loan committee, which is made up of six directors, approves loans up to the legal lending limit.  The directors’ loan committee also reviews lending policies proposed by management.

Rockingham Heritage Bank’s loan approval structure is similar to Marathon Bank’s. Rockingham Heritage Bank’s officer loan committee, which consists of the president or chief lending officer and two additional senior lending officers, approves loans in excess of individual loan officers lending authorities. These individual authorities vary up to $500,000. Loans in excess of $1,000,000 and up to the bank’s legal lending limit are approved by a directors’ loan committee, which consists of the president and three outside directors. The directors’ loan committee also reviews loan policies and procedures, delinquent loans and other potential problem loans.

Premier Bank uses an in-house management loan committee, an executive committee, and its bank board of directors to approve loans. The in-house loan committee, which consists of the president or executive vice president and two vice presidents, meets weekly to review loans that exceed individual loan authorities for loans that are intended to be held in the portfolio. This committee approves unsecured loans up to $400,000, secured loans with non-negotiable collateral up to $500,000 and secured loans with negotiable collateral up to $1,000,000. The executive committee, which is made up of four directors, approves unsecured loans up to $500,000 and secured loans up to $750,000.  The full board of directors approves loans up to the legal lending limit and reviews lending policies proposed by management.

In the experience of the subsidiary banks, residential loan originations come primarily from walk-in customers, real estate brokers and builders. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. All completed loan applications are reviewed by our salaried loan officers. As part of the application process, information is obtained concerning the income, financial condition, employment and credit history of the applicant. If commercial real estate is involved, information is also obtained concerning cash flow after debt service.  Loan quality is analyzed based on each subsidiary bank’s experience and guidelines with respect to credit underwriting, as well as the guidelines issued by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and other purchasers of loans, depending on the type of loan involved. The non-conforming one-to-four-family adjustable-rate mortgage loans that we originate, however, are not readily salable in the secondary market because they do not meet all of the secondary marketing guidelines. Real estate is appraised by independent fee appraisers who have been pre-approved by the bank and/or board of directors.

In the normal course of business, we make various commitments and incur certain contingent liabilities that are disclosed but not reflected in our annual financial statements, including commitments to extend credit. At December 31, 2005, commitments to extend credit totaled $97.3 million.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 2005, commercial real estate loans aggregated $157.6 million or 27.2% of our gross loans.

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

Although, due to competitive market pressures, we do originate long-term, fixed-rate mortgage loans, we currently underwrite and document all such loans to permit their sale in the secondary mortgage market. Certain loans that may not qualify for sale into the secondary market are structured as balloon notes payable in full within a five-year period and are held in our portfolio. At December 31, 2005, loans secured by one-to-four family residences aggregated $141.7 million or 24.5% of our gross loans.

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

Premier Bank makes adjustable rate mortgages, in addition to fixed rate mortgage loans. One-to-four-family residential adjustable-rate mortgage loans have interest rates that adjust every one or three years, generally in accordance with the rates on one-year and three-year U.S. Treasury bills. These loans generally limit interest rate increases for each rate adjustment period and have an established ceiling rate at the time the loans are made. To compete with other lenders in our market area, we may make one-year loans at interest rates that, for the first year, are below the index rate that would otherwise apply to these loans. There are unquantifiable risks resulting from potential increased costs to the borrower as a result of re-pricing. It is possible, therefore, that, during periods of rising interest rates, that the risk of defaults on these loans may increase due to the upward adjustment of interest costs to borrowers.

Marathon Bank and Rockingham Heritage Bank do not make adjustable rate mortgages.

Construction Lending

We make local construction loans, both residential and commercial, and land development loans. At December 31, 2005, construction and land development loans outstanding were $144.8 million, or 25.0%, of gross loans. All of these loans are concentrated in our local market area. The average life of a construction loan is approximately nine months. While some loan rates are fixed, many re-price monthly to meet the market, based on the prime rate. Because the interest charged on these loans floats with the market, they help us in managing our interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home or land under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, we limit most of our loan amounts to 80.0% of appraised value, in addition to our usual credit analysis of our borrowers. We also obtain a first lien on the property as security for our construction loans and personal guarantees from the borrower’s principal owners.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, letters of credit, and home equity loans. At December 31, 2005, we had consumer loans of $26.2 million or 4.5% of gross loans. Such loans are generally made to customers with whom we had a pre-existing relationship. We originate all of our consumer loans in our market area and intend to continue our consumer lending in this geographic area.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans, which are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance at the time that the loans are originated. Consumer loan delinquencies often increase over time as the loans age. We have very few unsecured consumer loans.

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

Commercial Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, we generally secure appropriate collateral and monitor the financial condition of our business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may de preciate over time and cannot be appraised with as much precision as residential real estate. Our standard operating procedure includes a credit review and monitoring process to review the cash flow of commercial borrowers. At December 31, 2005, commercial loans totaled $69.9 million, or 12.1% of gross loans.

Employees

As of December 31, 2005, we had 286 total employees, 240 of which were full-time employees. None of our employees is covered by any collective bargaining agreement, and relations with employees are considered excellent.

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

As state-chartered banks, Marathon Bank and Rockingham Heritage Bank are subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. They also are subject to regulation, supervision and examination by the Federal Reserve Board. State and federal law also governs the activities in which Marathon Bank, Rockingham Heritage Bank, and Premier Bank engage, the investments that they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the operations of each of Marathon Bank, Rockingham Heritage Bank, and Premier Bank. Premier Bank is also a state-chartered bank, but it is not a member of the Federal Reserve. As a result, Premier Bank is subject to regulation, supervision and examination by West Virginia’s Division of Banking and the Federal Deposit Insurance Corporation.

The earnings of the Corporation’s subsidiaries, and therefore the earnings of the Corporation, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant federal and state laws to which the Corporation and Marathon Bank, Rockingham Heritage Bank, and Premier Bank are subject. To the extent that statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Payment of Dividends.

The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. Virtually all of the Corporation’s revenues will result from dividends paid to the Corporation by the three subsidiary banks. The subsidiary banks are subject to laws and regulations that limit the amount of dividends that they can pay. In addition, the Corporation and its subsidiary banks are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past three years has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Corporation does not expect that any of these laws, regulations or policies will materially affect the ability of the subsidiary banks to pay dividends.

Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of Marathon Bank, Rockingham Heritage Bank, and Premier Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the limits set forth under applicable law. These deposits are also subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC.

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

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of any deposit insurance of the subsidiary banks.

Capital. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Corporation and Marathon Bank and Rockingham Heritage Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 capital,” which, together with Tier 1 capital, composes “total capital”).

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

Premier Bank is subject to similar guidelines that the FDIC has issued.

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

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2005, each of the Corporation and its subsidiary banks were classified as well capitalized.

State banking regulators also have broad enforcement powers over Marathon Bank, Rockingham Heritage Bank, and Premier Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator.

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

Item 1A. Risk Factors

An investment in our common stock involves significant risks. You should carefully read and consider the factors listed below before you invest. These risk factors may adversely affect our financial condition, including future earnings. You should read this section together with the other information in this Annual Report on Form 10-K.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in the northern Virginia area. The local economic conditions in this area have a significant impact on the loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance.

In recent years, there has been a proliferation of technology and communications business in our market area. The current recession in those industries has had a significant adverse impact on a number of those businesses. While we do not have significant credit exposure to these businesses, the recession in these industries could have a negative impact on local economic conditions and real estate collateral values generally, which could negatively affect our profitability.

We have significant credit exposure in our commercial lending area, for loans secured by real estate and residential construction loans. Although there are no real signs of a housing bubble in our market area, and we do not anticipate one, the decline of the real estate and housing markets in our area could negatively affect our financial condition and performance.

The inability to operate Premier Bank successfully may adversely affect our results of operations and financial condition.

Premier Bank opened as our third banking subsidiary in July 2005. The business of the bank is subject to the risks inherent in the establishment of any new business enterprise. As a result, we are unable to give any assurance as to the ultimate success of Premier Bank. In addition, we do not expect Premier Bank to be profitable in the initial years of operation due to substantial start-up expenditures that a new bank generally incurs and the time that it will take to develop its deposit base and loan portfolio. As a result, the expense involved in operating Premier Bank may adversely affect our results of operations and financial condition.

In addition, Premier Bank will encounter strong competition from commercial banks and other financial institutions that are well established in the bank’s market area. Most competitors have substantially greater resources and lending limits than the bank will have and offer certain services, such as extensive branch networks and trust services, that the bank either does not expect to provide or will not provide initially. Competition for deposit services will also be strong.

The integration of the operations of Rockingham Heritage Bank and Albemarle First Bank may be more difficult than anticipated.

On January 12, 2006, the Corporation, Rockingham Heritage Bank and Albemarle First Bank entered into an agreement and plan of merger. The success of our pending merger with Albemarle First Bank will depend on a number of factors, including (but not limited to) our ability to:

•

timely and successfully integrate the operations of Rockingham Heritage Bank and Albemarle First Bank;

•

maintain existing relationships with depositors in Albemarle First Bank to minimize withdrawals of deposits subsequent to the merger;

•

maintain and enhance existing relationships with borrowers to limit unanticipated losses from loans of Albemarle First Bank;

•

control the incremental non-interest expense from Rockingham Heritage Bank to maintain overall operating efficiencies;

•

retain and attract qualified personnel at Rockingham Heritage Bank and Albemarle First Bank; and

•

compete effectively in the communities served by Rockingham Heritage Bank and Albemarle First Bank and in nearby communities.

We may not be able to manage effectively our growth resulting from the merger.

The merger with Albemarle First Bank may distract management from its other responsibilities.

The pending acquisition of Albemarle First Bank could cause our management to focus its time and energies on matters related to the acquisition that otherwise would be directed to our  business and operations. Any such distraction on the part of management, if significant, could affect its ability to service existing business and develop new business and adversely affect our business and earnings.

Our organizational structure of subsidiary banks that operate independently limits cost savings that would otherwise enhance our profitability.

Our subsidiary banks operate autonomously, with separate local identities, management teams and decision-making processes, and without strict operating control from the holding company. Each bank has full responsibility for day-to-day operations, with minimal support from the holding company level. While we believe that this structure is fundamentally important in building relationships with our customers, this structure does not emphasize a centralization of operating functions, such as accounting, marketing, human resources, loan review and regulatory compliance. As a result, our banks may experience operating costs that, in the aggregate, are higher than the operating costs of a bank holding company that has centralized operating functions. These higher operating costs may limit the profitability that we could achieve with a less autonomous subsidiary structure.

A loss of our senior officers could impair our relationship with our customers and adversely affect our business.

Many community banks attract customers based on the personal relationships that the banks’ officers and customers establish with each other and the confidence that the customers have in the officers. We depend on the performance of John K. Stephens, our Chairman and President and Chief Executive Officer of Rockingham Heritage Bank, and Donald L. Unger, our President and CEO. Mr. Stephens and Mr. Unger each have over 37 years of experience in the banking industry and have numerous contacts in our market area. We also depend on the performance of Meryl Kiser, President and CEO of the newly-opened Premier Bank. Mr. Kiser has over 23 years of experience in the banking industry and numerous contacts in Premier Bank’s market area. We believe that their extent of experience and contacts provide us with an advantage over other community banks in our market, who have chief executive officers with less experience and fewer contacts.

The loss of the services of any of Mr. Stephens, Mr. Unger, or Mr. Kiser, or the failure of either to perform management functions in the manner anticipated by our board of directors, could have a material adverse effect on our business. Our success will be dependent upon the board’s ability to attract and retain quality personnel, including these individuals. We have attempted to reduce our risk by carrying key man life insurance on these individuals and including a non-competition covenant in the employment agreement with Mr. Unger. We currently do not have an employment agreement with either Mr. Kiser or Mr. Stephens.

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition.

During the last two years, we have experienced significant growth, and our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to open new branch offices, attract deposits to those locations, and identify loan and investment opportunities. Our ability to manage growth successfully also will depend on whether we can maintain capital levels adequate to support our growth and maintain cost controls and asset quality. If we are unable to sustain our growth, our earnings could be adversely affected. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.

In addition to new branch offices, our growth may be enhanced through acquisitions of other financial institutions, but we may not be able successfully to identify and attract suitable acquisition candidates and complete acquisitions.

Our strategic plan includes the evaluation and acquisition of other financial institutions, including our pending acquisition of Albemarle First Bank. While we generally expect our revenues to increase over time from internal growth, we would also expect that growth through acquisitions would increase our revenues. There can be no assurance, however, that we will be able to identify and attract suitable acquisition candidates successfully that will permit us to expand into new or existing markets. We are unable to predict whether or when any prospective acquisition candidates will become available or the likelihood that any acquisition will be completed once negotiations have commenced. We compete for acquisition and expansion opportunities with financial institutions that have substantially greater resources than we do. The failure to acquire other institutions may adversely affect the expected growth in our revenues.

If we need additional capital in the future, we may not be able to obtain it on terms that are favorable and that may limit our growth.

Our business strategy calls for continued growth. We anticipate that we will support this growth through additional deposits at new branch locations and investment opportunities. It is possible that we may need to raise additional capital to support our future growth. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We cannot make any assurance that additional capital would be available on terms satisfactory to us at all. The failure to raise additional capital on terms that are favorable to us may force us to limit our growth strategy.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table provides certain information with respect to our properties:

Location	Date Facility Opened	Ownership and Leasing Arrangements
Marathon Bank:
Main Office 4095 Valley Pike Winchester, Virginia	1988	Owned by Marathon Bank.
Front Royal Branch 300 Warren Avenue, Post Office Plaza Front Royal, Virginia	1993	Lease expires in 2016, subject to Marathon Bank’s option to renew for two additional five-year terms.
Winchester Branch 1041 Berryville Avenue Winchester, Virginia	1995	Lease expires in 2009.
Sunnyside Branch 1447 North Frederick Pike Winchester, Virginia	1997	Lease expires in 2006, subject to Marathon Bank’s option to renew for two additional five-year terms.
Woodstock Branch 1014 South Main Street Woodstock, Virginia	1997	Lease on real estate expires in 2007, subject to Marathon Bank’s option to renew for three additional five-year terms. Marathon Bank owns the building.
Old Town Branch 139 North Cameron Street Winchester, Virginia	2002	Owned by Marathon Bank.
522 South Branch 199 Front Royal Pike Winchester, Virginia	2003	Owned by Marathon Bank.
Front Royal Branch II 1729 Shenandoah Avenue Front Royal, Virginia	2003	Owned by Marathon Bank.
Operations Center 175 Front Royal Pike Winchester, Virginia	2003	Lease expires in 2013, subject to Marathon Bank’s option to renew for four additional five-year terms.
Human Resources Offices 4046-2 Valley Pike Winchester, Virginia	2004	Lease expires in 2006, subject to Marathon Bank’s option to renew on a month to month basis.
Valley Avenue Branch 2252 Valley Avenue Winchester, Virginia	2005	Lease expires 2020, subject to Marathon Bank’s option to renew for three additional five-year terms.

Rockingham Heritage Bank:
Main Office 110 University Boulevard Harrisonburg, Virginia	1991	Owned by Rockingham Heritage Bank.
South Main Branch 1980 South Main Street Harrisonburg, Virginia	1996	Owned by Rockingham Heritage Bank.
Elkton Branch 410 West Spotswood Trail Elkton, Virginia	1998	Owned by Rockingham Heritage Bank.
Red Front Supermarket Branch 677 Chicago Avenue Harrisonburg, Virginia	1993	Lease expires in 2007, with automatic renewal for one additional five-year term.
Weyers Cave Branch 54 Franklin Street Weyers Cave, Virginia	2000	Lease expires in 2010, subject to Rockingham Heritage Bank’s option to renew for three additional five-year terms.
Waynesboro Branch 2556 Jefferson Highway Waynesboro, Virginia	2000	Lease expires in 2009, subject to Rockingham Heritage Bank’s option to renew for three additional five-year terms.
Staunton Branch 49 Lee-Jackson Highway Staunton, Virginia	2001	Lease expires in 2006, subject to Rockingham Heritage Bank’s option to renew for four additional five-year terms.
Operations Center 370 Neff Avenue Harrisonburg, Virginia	2002	Lease is on a month to month basis, with no current plans to terminate.
Bridgewater Branch 309 N. Main Street Bridgewater, Virginia	2004	Owned by Rockingham Heritage Bank.
Loan Operations Center 370 Neff Avenue Harrisonburg, Virginia	2004	Lease expires in 2006, subject to month to month renewal by Rockingham Heritage Bank.
Loan Production Office 124 Main Street Broadway, Virginia	2004	Lease is on a month to month basis. Future plans are to build a branch office in the area and move production office to that site.

Premier Bank:
Operations Center Suite 397-3 Mid-Atlantic Parkway Martinsburg, West Virginia	2003	Lease is on a month to month basis. Current plan is to have the permanent office construction completed by the third quarter of 2006.
Shepherdstown Branch 7867 Martinsburg Pike Shepherdstown, West Virginia	2005	Owned by Premier Bank.

Both Marathon Bank and Rockingham Heritage Bank plan to renew their respective leases that expire in 2006, as disclosed above.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3. Legal Proceedings

In the course of normal operations, the Corporation and its subsidiaries are parties to various legal proceedings. Based upon information currently available, and after consultations with legal counsel, management believes that such legal proceedings will not have a material adverse effect on the Corporation’s business, financial position, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Corporation during the fourth quarter of the fiscal year covered by this report, through a solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

The Corporation’s common stock is traded on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market) under the symbol “PREM.”

The following table sets forth for the periods indicated the high and low prices per share of the Corporation’s common stock as reported on the Nasdaq Capital Market, along with the quarterly cash dividends per share declared. The per share prices do not include adjustments for markups, markdowns or commissions.

	Sales Price
	High	Low	Cash Dividend Declared
2004
First Quarter	$18.49	$16.60	$ --
Second Quarter	18.79	17.50	--
Third Quarter	18.95	16.95	--
Fourth Quarter	20.50	17.65	0.21

2005
First Quarter	$21.66	$19.00	$ --
Second Quarter	23.76	18.94	--
Third Quarter	21.15	19.75	--
Fourth Quarter	24.00	19.01	0.25

At December 31, 2005, the Corporation had approximately 2,483 shareholders of record.

Dividend Policy

Our future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future consolidated earnings, financial condition, liquidity and capital requirements of both us and the subsidiary banks, applicable governmental regulations and policies and other factors deemed relevant by our board of directors.

Our ability to distribute cash dividends will depend primarily on the abilities of our subsidiary banks to pay dividends to us. As state member banks, both Marathon Bank and Rockingham Heritage Bank are subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Premier Bank is subject to certain restrictions imposed by the reserve and capital requirements of the FDIC and West Virginia banking statutes and regulations. Furthermore, neither we nor the banks may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business. For additional information on these limitations, see “Government Supervision and Regulation – Payment of Dividends” in Item 1 above.

Stock Repurchases

The Corporation did not repurchase any shares of its common stock during the fourth quarter of 2005.

Item 6. Selected Financial Data

The following selected consolidated financial data is based upon the Corporation’s audited financial statements and related notes and should be read in conjunction with such financial statements and notes.

			Year Ended December 31
	2005	2004	2003	2002	2001
	(In Thousands Except Per Share Data)
Income Statement Data
Interest income	$40,146	$31,452	$26,512	$23,114	$20,235
Interest expense	13,290	8,971	8,293	8,468	9,064
Net interest income	26,856	22,481	18,219	14,646	11,171
Provision for loan losses	842	1,020	919	1,100	687
Net interest income after provision	26,014	21,461	17,300	13,546	10,484
Non-interest income	4,600	4,439	3,654	2,440	1,904
Non-interest expense	20,118	16,573	13,213	9,527	7,514
Income before income taxes	10,496	9,327	7,741	6,459	4,874
Income taxes	3,355	2,984	2,485	2,095	1,624
Net income	7,141	6,343	5,256	4,364	3,250
Per Share Data
Net income-basic	1.45	1.30	1.14	0.96	0.72
Net income-diluted	1.41	1.26	1.11	0.94	0.71
Cash dividends declared	0.25	0.21	0.18	0.15	0.12
Book value per share	10.15	9.00	7.96	6.55	5.69
Balance Sheet Data
Assets	$674,396	$576,150	$463,202	$393,755	$299,865
Loans, net	573,405	486,865	382,459	312,554	229,300
Securities	30,379	27,314	24,051	25,296	21,393
Deposits	562,880	483,933	397,345	345,062	257,637
Shareholders’ equity	50,289	44,262	38,877	29,824	25,745
Shares outstanding (actual)	4,955,648	4,919,548	4,881,084	4,555,484	4,527,484
Performance Ratios
Return on average assets	1.13%	1.20%	1.22%	1.27%	1.22%
Return on average equity	14.97%	15.20%	15.86%	15.63%	13.12%
Equity to assets	7.46%	7.69%	7.68%	8.13%	8.59%
Net interest margin	4.62%	4.65%	4.63%	4.67%	4.52%
Efficiency ratio	63.50%	61.04%	59.90%	55.30%	57.10%
Allowance for loan losses to loans	0.97%	1.02%	1.06%	1.06%	1.06%
Asset Quality Ratios
Net charge-offs to average loans outstanding	0.04%	0.03%	0.04%	0.08%	0.11%
Non-performing loans to period-end loans	0.10%	0.23%	0.13%	0.20%	0.09%
Non-performing assets to total assets	0.10%	0.22%	0.12%	0.18%	0.09%
Allowance for loan losses to non-performing loans	910.58%	447.05%	825.75%	529.30%	1165.40%
Capital and Liquidity Ratios
Risk-based:
Tier 1 capital	11.71%	11.85%	13.68%	11.51%	14.04%
Total capital	13.54%	12.89%	14.80%	12.56%	15.10%
Average loans to average deposits	101.28%	97.98%	93.29%	92.00%	89.30%
Average shares outstanding:
Basic	4,939,847	4,893,442	4,602,466	4,537,185	4,514,377
Diluted	5,076,610	5,048,797	4,745,089	4,621,088	4,591,734

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2005, and 2004, as well as results of operations for the periods ended December 31, 2005, 2004, and 2003. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Annual Report on Form 10-K.

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

Overview

Premier Community Bankshares, Incorporated (the “Corporation”) is a Virginia multi-bank holding company headquartered in Winchester, Virginia. The Corporation owns Marathon Bank, Rockingham Heritage Bank and its subsidiary, RHB Services, Inc., and Premier Bank, Inc.

The Corporation and its subsidiaries, Marathon Bank, Rockingham Heritage Bank and Premier Bank are engaged in the business of offering banking services to the general public. The Corporation offers checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Corporation also offers financial services, travelers checks, safe deposit boxes, collection, notary public and other customary bank services (with the exception of trust services) to its customers. The three principal types of loans made by the Corporation are: (1) commercial and industrial loans; (2) real estate loans; and (3) loans to individuals for household, family and other consumer expenditures.

Net interest income is our primary source of revenue. We define revenue as net interest income plus non-interest income. As discussed further in the interest rate sensitivity section, we manage our balance sheet and interest rate risk to both maximize and stabilize net interest income. We do this by monitoring the spread between the interest rates we earn on interest earning assets such as loans, and the interest rates we pay on interest bearing liabilities such as deposit accounts. We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it. In addition to management of interest rate risk, we analyze our loan portfolio for credit risk. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extension of credit. In addition to net interest income, non-interest income is an increasingly important source of income for our Corporation. Non-interest income is derived chiefly from service charges on deposit accounts, (such as charges for non-sufficient funds and ATM fees,) as well as commissions and fees from bank services, such as mortgage originations and debit and credit card processing.

Caution About Forward Looking Statements

We make forward looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements.

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

•

changes in banking and other laws and regulations applicable to us; and

•

other factors discussed in Item 1A,  “Risk Factors,” above.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Financial Overview

At December 31, 2005 we had total assets of $674.4 million, net loans of $573.4 million, deposits of $562.9 million and shareholders’ equity of $50.3 million. The increase in assets was 17.1% over the amount at December 31, 2004, while net loans and deposits increased 17.8% and 16.3%, respectively, for the same period.

Our earnings per share, on a fully diluted basis, for the year ended December 31, 2005 was $1.41, which represented an increase of $0.15, or 11.9%, over earnings per share, on a fully diluted basis, of $1.26 for the same period 2004. The increase is partially attributable to a 19.5% increase in net interest income over the same periods, due to strong growth in our earning assets. The increase is also attributable to a 3.6% increase in non-interest income, as service charge income and other fees provided recurring sources of income.

Our return on average equity was 14.97% for the period ended December 31, 2005. We have been able to achieve this level without relying on a disproportionate share of income from mortgage banking operations. Our improvement has occurred as we have continued to grow through the opening of new branches. As a result of this branch growth, our efficiency ratio has increased in the past year, rising from 61.04% at December 31, 2004 to 63.50% for year-end 2005.

Critical Accounting Policies

General

The financial condition and results of operations presented in the consolidated financial statements, the accompanying notes to the consolidated financial statements and this section are, to a large degree, dependent upon our accounting policies. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change. We discuss below the accounting policy that we believe is the most important to the portrayal and understanding of our financial condition and results of operations. This critical accounting policy requires our most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

Premier Bank, due to its de novo nature, has begun to build its allowance for loan losses by reserving 1% of gross outstanding loans. Once Premier Bank has been open long enough to have historical information upon which to rely, the allowance for loan losses will be calculated the same way as the other subsidiary banks.

Financial Condition

Total Assets

The Corporation’s assets grew at a 17.1% pace, ending the year at $674.4 million. Total loans at year-end 2005, were $579.0 million of which $475.2 million were loans secured by real estate. The remaining loans consisted of $69.9 million in commercial loans, $26.2 million in consumer installment loans and $7.7 million in all other loans. Net loans for 2005, were $573.4 million, an increase of $86.5 million or 17.8% from the December 31, 2004 balance of $486.9 million. The loan to deposit ratio was 102.9% for 2005 and 101.6% as of December 31, 2004. Steady loan demand in an expanding market generated the loan growth experienced for 2005. These conditions, along with the strong economies in both the Shenandoah Valley of Virginia and the eastern panhandle of West Virginia, give management the belief that the Corporation will continue to see strong and increased loan demand for the immediate future.

The investment portfolio increased 11.2% to $30.4 million at year-end 2005 compared to $27.3 million at December 31, 2004. Federal funds sold increased $195 thousand to $19.3 million at December 31, 2005 compared to $19.1 million at December 31, 2004. Total interest earning assets increased $90.9 million or 16.9% from December 31, 2004 to December 31, 2005. This increase was primarily the result of the increase in outstanding loan balances.

Liabilities

Total deposits increased to $562.9 million at December 31, 2005, from a balance of $483.9 million at December 31, 2004, which is an increase of $78.9 million or 16.3%. Non-interest bearing deposits have increased slightly to $89.4 million as of December 31, 2005, an increase of $1.2 million or 1.3% from year-end 2004. During this period interest bearing checking and savings accounts increased $351 thousand or 0.2% to $149.1 million. The balance in time deposits was $324.4 million at the end of 2005 reflecting an increase of $77.4 million or 31.3% over 2004. As of December 31, 2005 non-interest bearing deposits represented 15.9% of total deposits as compared to 18.2% at year-end 2004. Low cost interest bearing deposits including savings and interest bearing checking were 26.5% of total deposits, a slight decrease from 30.8% at December 31, 2004. Time deposits represented 57.6% of total deposits at December 31, 2005, as compared to 51.0% at year-end 2004. The migration of deposits from non-interest bearing and low-cost interest bearing to the higher cost time deposits is a direct result of the increase in interest rates by the Federal Reserve. Since June 2004, the Federal Reserve has increased interest rates by 325 basis points.

Advances from the Federal Home Loan Bank were $30.0 million at December 31, 2005, unchanged from December 31, 2004. In addition, we had $21.7 million in outstanding trust preferred capital notes at December 31, 2005, an increase of 61.5% from the $13.4 million balance year-end 2004. This is a result of the issuance of $8.3 million in trust preferred capital notes during the third quarter of 2005.

Shareholders’ Equity

Total equity increased $6.0 million or 13.6% during 2005. This increase was due to net income of $7.1 million for the year plus exercised stock options of $329 thousand plus $10 thousand due to the acceleration of stock options, offset by an unrealized loss on available for sale securities of $214 thousand and further offset by dividends declared of $1.2 million. The primary capital to assets ratio is 7.5%.

Net Income

Net income for the year ended 2005 was $7.1 million compared to $6.3 million for the same period in 2004. This is an increase of $798 thousand or 12.6% over the same period 2004. The provision for income tax expense increased $371 thousand from $3.0 million in 2004 to $3.4 million in 2005. The return on assets was 1.13% for 2005 as compared to 1.20% for the same period 2004. For 2005, the return on equity was 14.97% down from 15.20% for 2004.

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

Net interest income for the year ended December 31, 2005 was $26.9 million, $4.4 million or 19.5% higher than the year ended 2004. This increase is the result of the growth in interest earning assets of $90.9 million in 2005. The combination of growth and rate changes had the effect of decreasing the net interest margin from 4.65% at year-end 2004 to 4.62% at year-end 2005. As is the case with most financial institutions, the Corporation is liability sensitive for interest bearing balances re-pricing or maturing within one year.

Net interest income for the year ended December 31, 2004 was $22.5 million, $4.3 million or 23.4% higher than the year ended 2003. This increase is the result of the growth in average earning assets of $90.5 million in 2004. The combination of growth and rate changes had the effect of increasing the net interest margin from 4.63% at year-end 2003 to 4.65% at year-end 2004.

Interest income totaled $40.1 million for the year ended December 31, 2005, $8.7 million or 27.6% higher than the year ended December 31, 2004. Interest and fees on loans of $38.2 million, which was an increase of 27.3% over the $30.0 million in interest and fees on loans recognized in 2004, comprised the vast majority of interest income. Interest income from investment securities was $1.3 million for 2005, a marginal increase from the 2004 year-end amount of $1.2 million. Interest income on federal funds, the third major component of the bank’s investments, increased $319 thousand or 122.2%.

Interest income totaled $31.5 million for the year ended December 31, 2004, $4.9 million or 18.6% higher than the year ended December 31, 2003. Interest and fees on loans of $30.0 million, which was an increase of 19.5% over the $25.1 million in interest and fees on loans recognized in 2003, comprised the vast majority of interest income. Interest income from investment securities was $1.2 million for 2004, virtually unchanged from the 2003 year-end amount of $1.2 million. Interest income on federal funds, the third major component of the bank’s investments, increased $18 thousand or 7.6%.

Total interest expense for the year ended December 31, 2005 was $13.3 million, $4.3 million or 48.1% higher than the year ended 2004. Interest paid on deposits for 2005 increased by $3.4 million or 44.0% over the same period 2004. The additional expense was generated by an increase of $77.8 million in total interest bearing deposits during the year, combined with the increase in interest rates previously discussed. Interest on borrowings increased by $893 thousand or 75.2% over the same period last year. This increase was primarily the result of interest expense related to the additional trust preferred capital notes issued during the third quarter.

Total interest expense for the year ended December 31, 2004 was $9.0 million, $678 thousand or 8.2% higher than the year ended 2003. Interest paid on deposits for 2004 increased by $265 thousand or 3.5% over the same period 2003. Although interest rates remained at or near record lows during the first three quarters of 2004, the additional expense was generated by an increase of $86.6 million in total deposits during the year. Interest on borrowings increased by $414 thousand or 54.5% over the same period last year. This increase was primarily the result of interest expense related to the additional borrowings from the Federal Home Loan Bank.

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

Average Yields and Costs

(Dollars in thousands)	December 31, 2005			December 31, 2004			December 31, 2003
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
Assets:	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate

Interest Earning Assets
Loans, net (1)	$538,112	$38,230	7.10%	$447,297	$30,077	6.72%	$351,213	$25,106	7.15%
Interest-bearing deposits	1,854	48	2.59%	273	3	1.10%	382	4	1.05%
Securities (2)	27,888	1,514	5.43%	25,156	1,386	5.51%	24,234	1,390	5.74%
Federal funds sold	18,048	580	3.21%	16,605	261	1.57%	23,042	242	1.05%
Total interest earning assets	$585,902	$40,372	6.89%	$489,331	$31,727	6.48%	$398,871	$26,742	6.70%

Non-Interest Earning Assets
Cash and due from banks	21,058			22,879			22,385
Bank premises and equipment	14,430			11,742			9,438
Other assets	12,487			7,996			4,980
Allowance for loan losses	(5,262)			(4,676)			(3,731)

Total assets	$628,615			$527,272			$431,943

Liabilities and Shareholders’ Equity

Liabilities
Interest-bearing deposits	444,640	11,209	2.52%	374,291	7,783	2.08%	323,216	7,518	2.33%
Borrowed funds	46,200	2,081	4.50%	37,211	1,188	3.19%	20,194	775	3.84%

Total interest-bearing liabilities	$490,840	$13,290	2.71%	$411,502	$8,971	2.18%	$343,410	$8,293	2.42%
Non-Interest Bearing Liabilities:
Liabilities:
Demand deposits	$ 86,847			$ 71,362			$ 53,258
Other liabilities	3,234			2,676			2,132
Total liabilities	580,921			485,540			398,800
Shareholders’ equity	47,694			41,732			33,143

Total liabilities and shareholders’ equity	$628,615			$527,272			$431,943
Net Interest Earnings		$ 27,082			$ 22,756			$ 18,449
Net Interest Yield on Earnings Assets			4.62%			4.65%			4.63%

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

(In thousands)	December 31, 2005 vs. 2004			December 31, 2004 vs. 2003
	Due to	Change in		Due to	Change in
	Volume	Rate	Total	Volume	Rate	Total
Interest Earned On:
Loans	$6,378	$1,775	$8,153	$6,515	($1,585)	$4,930
Interest – bearing deposits	36	9	45	(1)	0	(1)
Securities	148	(20)	128	53	(57)	(4)
Federal Funds Sold	24	295	319	(79)	98	19

Total interest earned on interest
bearing assets	$6,586	$2,059	$8,645	$6,488	($1,544)	$4,944

Interest Paid On:
Interest-bearing deposits	$1,615	$1,811	$3,426	$1,722	($1,992)	($270)
Borrowed funds	330	563	893	189	(94)	95

Total interest paid on interest
bearing Liabilities	$1,945	$2,374	$4,319	$1,911	($2,086)	($175)

Net interest income	$4,641	($315)	$4,326	$4,577	$542	$5,119

For discussion on our interest sensitivity, see Item 7A below.

The following table presents the amounts of our interest sensitive assets and liabilities that mature or re-price at December 31, 2005.

(In thousands)		90 Days		Over
	1-90 Days	to 1 Year	1-5 Years	5 Years	Total
Earning assets
Federal funds sold and interest bearing deposits in other banks	$19,270	$0	$0	$633	$19,903
Securities	0	2,394	8,064	19,921	30,379
Loans	193,165	72,495	296,945	16,391	578,996

Total earning assets	$212,435	$74,889	$305,009	$36,945	$629,278

Interest – bearing liabilities
Interest – bearing demand	$65,856	$0	$0	$0	$65,856
Savings	12,856	0	19,818	0	32,674
Money market savings	50,550	0	0	0	50,550
Certificates of deposit	24,633	139,377	160,385	0	324,395
Borrowed funds	34,194	11,000	5,000	6,019	56,213

Total interest - bearing liabilities	$188,089	$150,377	$185,203	$6,019	$529,688

Period GAP	$24,346	($75,488)	$119,806	$30,926

Cumulative GAP	$24,346	($51,142)	$68,664	$99,590

Cumulative GAP/Earning assets	3.87%	(8.13%)	10.91%	15.83%

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

Total other income for 2005 was $4.6 million, an increase of $161 thousand or 3.6% over the 2004 balance of $4.4 million. Overdraft and other fees generated by an increasingly active deposit base and an increasing number of customer accounts were the primary reason for this increase.

Total other income for 2004 was $4.4 million, an increase of $785 thousand or 21.5% over the 2003 balance of $3.7 million. This was the result of service charges and overdraft fees generated by an increasingly active deposit base and an increasing number of customer accounts, as more customers utilized the bounce protection program introduced in 2003.

Non-Interest Expenses

Non-interest expense consists of salaries and employee benefits, occupancy expenses, furniture and equipment and other operating expenses. Total non-interest expenses for 2005 were $20.1 million, $3.5 million or 21.4% higher than the 2004 balance. Salary expenses increased $2.3 million or 25.9%, as the Corporation opened two new branches, expanded its operations, and increased personnel to more efficiently handle the growth of the banks. Expenses related to a bank-owned life insurance policy, which was newly purchased in late 2004 and early 2005, totaled $559 thousand for the year ended 2005 as compared to $304 thousand for the year ended 2004. The Corporation’s efficiency ratio was 63.50% for 2005 compared to 61.04% for the same period in 2004.

Total non-interest expenses for 2004 were $16.6 million, $3.4 million or 25.4% higher than the 2003 balance. Salary expenses increased $2.0 million or 29.6%, as the Corporation opened one new branch, expanded its operations, and increased personnel to more efficiently handle the growth of the banks. Expenses related to a bank-owned life insurance policy, which was newly purchased in 2004, totaled $304 thousand for the year ended 2004. Expenses related to the bounce protection program, which was instituted in mid 2003, accounted for $266 thousand of non-interest expense for 2004. The Corporation’s efficiency ratio was 61.04% for 2004 compared to 59.9% for the same period in 2003.

Income Taxes

The provision for income tax expense increased $371 thousand or 12.4% for the year ended December 31, 2005 to $3.4 million versus $3.0 million at December 31, 2004. The provision for income tax expense increased $499 thousand or 20.1% for the year ended December 31, 2004 to $3.0 million versus $2.5 million at December 31, 2003.

Investments

The following tables reflect the value of the securities portfolio of the Corporation at the dates indicated.

Carrying Value of Securities Available for Sale

	December 31
	2005	2004
	(In thousands)
U. S. Government and federal agencies	$12,275	$8,661
Obligations of state and political subdivisions	7,183	7,233
Mortgage-backed securities	258	373
Other securities	3,426	3,478
	$23,142	$19,745

Carrying Value of Securities Held to Maturity

	December 31
	2005	2004
	(In thousands)
U. S. Government and federal agencies	$497	$497
Obligations of state and political subdivisions	4,014	4,334
Other securities	2,726	2,738
	$7,237	$7,569

At December 31, 2005, the approximate fair value of the securities portfolio was $30.1 million, compared to December 31, 2004 value of $27.2 million. As of December 31, 2004, there were no obligations by any one issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. Agencies and Corporations, which in the aggregate exceeded 10% of stockholders’ equity.

The following tables set forth the maturity of distribution and weighted average yields of the securities portfolio at December 31, 2005. The weighted average yields are calculated on the book value of the portfolio and on securities interest income adjusted for amortization of premium and accretion of discount.

		Available for Sale (1)
		December 31, 2005
(Dollars in thousands)			After One But
	Within One Year		Within Five Years
	Amount ($)	Yield (%)	Amount ($)	Yield (%)
U.S. Government and federal agencies	1,960	3.05%	6,597	4.33%
Obligations of state and political subdivisions	250	7.48%	412	5.14%
Mortgage-backed securities	0	0.00%	84	5.16%
Other securities	0	0.00%	0	0.00%
Total	2,210	3.54%	7,093	4.39%

	After Five But
	Within Ten Years		After Ten Years
	Amount ($)	Yield (%)	Amount ($)	Yield (%)
U.S. Government and federal agencies	3,368	4.83%	0	0.00%
Obligations of state and political subdivisions	6,607	5.73%	264	5.48%
Mortgage-backed securities	0	0.00%	174	5.82%
Other securities	0	0.00%	0	0.00%
Total	9,975	5.41%	438	5.63%

		Held to Maturity
		December 31, 2005
			After One But
	Within One Year		Within Five Years
	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agencies	0	0.00%	0	0.00%
Obligations of state and political subdivisions	130	6.54%	972	6.33%
Other securities	0	0.00%	0	0.00%
Total	130	6.54%	972	6.33%

	After Five But
	Within Ten Years		After Ten Years
	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agencies	497	4.59%	0	0.00%
Obligations of state and political subdivisions	2,413	5.92%	850	5.63%
Other securities	0	0.00%	2,375	7.40%
Total	2,910	5.69%	3,225	6.98%

(1) Excludes restricted securities of $3,426

Loans

Net loans consist of total loans, unearned income, deferred loan fees and the allowance for loan losses and excludes loans held for sale. Net loans were $573.4 million at December 31, 2005, an increase of 17.8% over December 31, 2004.

We have significant concentrations of credit in the land acquisition and land development and construction due to the current growth and other economic development that we have been experiencing in our market area for the last several years. At December 31, 2005, we had $157.6 million of commercial loans secured by real estate, which represented 27.2% of gross loans at that date. In addition, at December 31, 2005, we had $144.8 million of construction and land development loans secured by real estate, which represented 25.0% of gross loans at that date. We believe that these loans are all well-secured and are performing as required.

The following table summarizes the composition of the loan portfolio at the dates indicated:

(In thousands)	December 31
	2005	2004	2003	2002	2001
Loans secured by real estate:
Construction and land development	$144,829	$101,363	$66,501	$38,063	$21,926
Secured by farmland	5,514	4,154	4,890	2,774	1,677
Secured by 1-4 family residential	141,697	131,230	101,548	70,773	53,419
Multi-family residential	25,560	18,224	15,432	6,258	3,982
Non-farm, non-residential loans	157,587	142,897	120,675	123,477	83,612
Loans to farmers (except those secured by real estate)	1,576	999	197	42	12
Commercial and industrial loans (except those secured by real estate)	69,869	63,079	49,735	52,970	49,445
Loans to individuals (except those secured by real estate)	26,235	25,491	23,296	19,699	17,261
All other loans	6,129	4,435	4,289	1,838	425
	$578,996	$491,872	$386,563	$315,894	$231,759
Less:
Allowance for loan losses	5,591	5,007	4,104	3,340	2,459
	$573,405	$486,865	$382,459	$312,554	$229,300

The Corporation had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 2005, or any of the previous years disclosed above. In addition, there were no categories of loans that exceeded 10% of outstanding loans as of December 31, 2005, which were not disclosed.

The table below presents the maturities of selected loans outstanding at December 31, 2005.

After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total
(In thousands)

Commercial	$ 36,106	$ 28,026	$ 5,737	$ 69,869
Real estate-construction	$ 97,476	$ 33,600	$ 13,753	$ 144,829
	$ 133,582	$ 61,626	$ 19,490	$ 214,698

Interest sensitivity on such loans maturing after one year:

(In thousands)

Fixed	$ 68,725
Variable	$ 12,391
Total	$ 81,116

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

The allowance for loan losses, at December 31, 2005, was $5.6 million. This is an increase of $584 thousand or 11.7% from December 31, 2004. The increases in our allowance for loan losses are the result of adjustments that management has made in response to the growth of our loan portfolio.

An analysis of the allowance for loan losses, including charge-off activity, is presented in the following table for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001

Balance, beginning of period	$ 5,007	$ 4,104	$ 3,340	$ 2,459	$ 2,000
Less Charge-off’s:
Commercial	255	39	35	42	71
Real estate-mortgage	0	10	0	1	59
Real estate-construction	0	14	0	0	0
Consumer installment loans	295	175	189	242	165
Total	$ 550	$ 238	$ 224	$ 285	$ 295

Plus Recoveries:
Commercial	158	13	8	12	$0
Real estate-mortgage	0	1	0	0	0
Real estate-construction	15	0	0	0	0
Consumer installment loans	119	107	61	54	67
Total	$ 292	$ 121	$ 69	$ 66	$ 67

Additions charged to operating expense	$ 842	$ 1,020	$ 919	$ 1,100	$ 687

Balance, end of period	$ 5,591	$ 5,007	$ 4,104	$ 3,340	$ 2,459

Ratio of net charge-offs to
average loans outstanding during the	0.04%	0.03%	0.04%	0.08%	0.11%

Allocation of the Allowance for Loan Losses

The following table reflects management’s allocation of the allowance for loan losses at December 31 for each of the years indicated:

	2005		2004		2003
(Dollars in thousands)	Allowance	Percent	Allowance	Percent	Allowance	Percent

Real estate construction	$ 828	25.0%	$ 559	20.6%	$ 455	17.2%
Real estate mortgage	2,146	57.1%	1,879	60.3%	2,397	62.7%
Commercial, financial and agriculture	1,919	12.3%	1,964	13.0%	945	12.9%
Consumer and other	698	5.6%	605	6.1%	307	7.2%
	$ 5,591	100.0%	$ 5,007	100.0%	$ 4,104	100.0%

	2002		2001
	Allowance	Percent	Allowance	Percent

Real estate construction	$ 247	12.0%	$ 137	9.5%
Real estate mortgage	1,911	64.4%	1,287	61.6%
Commercial, financial and agriculture	954	16.8%	855	21.3%
Consumer and other	228	6.8%	180	7.6%
	$ 3,340	100.0%	$ 2,459	100.0%

Non-Performing Assets

Non-accrual loans at December 31, 2005 were $726 thousand compared to $1.1 million for 2004. Approximately $5 thousand of interest income would have been recorded if interest had been accrued in 2005. As of December 31, 2005, the Corporation had a total of $805 thousand in non-accrual, and 90 days past due and still accruing interest, compared to $1.8 million in 2004. This was a decrease of $995 thousand or 55.3%. The Corporation had no restructured loans during 2005 and 2004.

As of December 31, 2005 the Corporation had $2.0 million in impaired loans, which included the $540 thousand balance in non-accrual loans disclosed above. The Corporation’s management and Board of Directors have reviewed the asset quality of the subsidiary banks’ loan portfolios and loan loss allowances and have found them to be adequate.

The following table details information concerning non-accrual loans, foreclosed properties and past due loans at December 31 for each of the years indicated:

	December 31,
	2005	2004	2003	2002	2001
		(In thousands)

Non-accrual loans	$614	$1,120	$497	$631	$211
Foreclosed Properties	124	151	67	67	67
	$738	$1,271	$564	$698	$278

Loans past due 90 days or more and still accruing interest	$191	$668	$946	$223	$1,079

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

At December 31, 2005, deposits were $562.9 million, an increase of 16.3% from $483.9 million at December 31, 2004. The deposit growth is a reflection of branch office growth, aggressive pricing, increased marketing and bank consolidation in our principal market. In order to reduce the overall cost of funds and reduce our reliance on high cost time deposits and short- term borrowings as a funding source, we continue to direct marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful, or if successful, will reduce our reliance on time deposits and short-term borrowings.

The following table details the average amount of, and the average rate paid on the following primary deposit categories for the years ended December 31, 2005, 2004 and 2003.

(Dollars in thousands)	Year ended December 31, 2005		Year ended December 31, 2004		Year ended December 31, 2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Demand deposits	$86,847	0.00%	$71,362	0.00%	$53,258	0.00%
Interest-bearing demand	65,466	0.44%	59,003	0.39%	49,062	0.54%
Savings	85,772	1.37%	82,161	1.10%	67,341	1.20%
Certificates of deposit	293,402	3.32%	233,127	2.81%	206,813	3.06%
Total interest-bearing deposits	444,640	2.52%	374,291	2.06%	323,216	2.33%

The following is a summary of the maturity distribution of certificates of deposit and other time deposits in amounts of $100,000 or more at December 31, 2005.

	Amount	Percent
	(Dollars in thousands)
Three months or less	$ 14,313	14.13%
Over three-six months	11,307	11.16%
Over six-twelve months	29,776	29.39%
Over twelve months	45,907	45.32%
	$ 101,303	100.00%

Certificates of deposit in the amounts of $100,000 or more were $101.3 million at December 31, 2005. This represents 31.2% of the total certificates of deposit balance of $324.4 million at December 31, 2005. The Corporation does not solicit such deposits. Further, the Corporation does bid for selected public funds deposits in large denominations and such deposits may require a pledging of investment securities.

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

Our ability to fund these daily commitments at December 31, 2005, 2004 and 2003 is illustrated in the table below:

	December 31,
	2005	2004	2003
	(In thousands)
Liquid Assets:
Cash and due from banks	$21,092	$21,574	$22,602
Federal funds sold	19,270	19,075	16,901
Liquid securities	0	250	2,471
Loans maturing in one year or less	265,660	211,629	130,010
Total liquid assets	$306,022	$252,528	$171,984

Total deposits and other liabilities	$624,107	$531,888	$424,022

Ratio of liquid assets to deposits and other liabilities	49.03%	47.48%	40.56%

The net loan to deposit ratio (102.9%) as of December 31, 2005 has provided the opportunity for the Corporation to achieve a high return on its deposits. For the year ended December 31, 2005, the Corporation experienced a return on assets of 1.13% and a net interest margin of 4.62%.

Typically, management prefers to maintain a loan to deposit ratio of less than 100%. The high rate of growth in new loans produced for the first seven months of the year by the loan production office in Martinsburg, West Virginia, (an office that could not offer deposit products until it was established as a separate bank in July 2005) is the primary reason for the Corporation’s higher than usual loan to deposit ratio. Due to the anticipated deposit growth now that Premier Bank has been established, and in light of the short-term borrowings available to the Corporation, management does not feel that this represents a liquidity problem, and we anticipate that the loan to deposit ratio will be back within normal ranges during 2006.

The source of new funds is strong for both long-term and short-term duration. The growth in deposits was $78.9 million or 16.3% during 2005. The Corporation also has access to overnight federal funds from correspondent banks totaling up to $34.1 million. In addition, the Corporation has established borrowing limits through the Federal Reserve Bank’s discount window for $1.5 million. Also, the Corporation has $128.8 million of funds available through the Federal Home Loan Bank of Atlanta of which $30.0 million has been utilized. Management believes that the opportunity for the sale of loans on the market is good.

The following table summarizes historical trends in our significant cash flow items for the periods indicated.

	Year Ended
	December 31,
	2005	2004	2003
	(In thousands)
CASH FLOWS PROVIDED:
Operations	5,891	6,457	6,226
Investing
Maturity, call and purchase of securities	3,394	6,300	8,068
Financing
Growth in deposits	78,947	86,588	52,283

CASH FLOWS USED:
Investing
Growth in loans	87,382	105,426	70,825
Purchase of property, plant and equipment	5,902	2,231	4,148
Purchase of securities	6,810	9,839	6,877

The following table summarizes ratios considered to be significant indicators of our profitability and financial condition for the periods indicated.

	For the Years Ended December 31,
	2005	2004	2003

Return on average assets
(Net income/average total assets)	1.13%	1.20%	1.22%

Return on average equity
(Net income/average equity)	14.97%	15.20%	15.86%

Dividends payment ratio
(Dividends declared/net income)	17.35%	16.29%	16.72%

Average equity to average asset ratio	7.58%	7.91%	7.68%

The following tables present the net income of the Corporation, broken down by quarter for the years ended December 31, 2005 and 2004.

	2005
	(In thousands except per share data)
	March 31	June 30	Sept 30	Dec 31
Total interest income	$8,931	$9,714	$10,476	$11,025
Net interest income after provision for loan losses	6,021	6,438	6,729	6,826
Non interest income	1,052	1,135	1,185	1,228
Non interest expense	4,594	4,929	5,355	5,240
Income before income taxes	2,479	2,644	2,559	2,814
Net income	1,661	1,773	1,728	1,979
Earnings per common share – assuming dilution	$0.33	$0.35	$0.34	$0.39
Dividends per common share	0.00	0.00	0.00	0.25

	2004
	(In thousands except per share data)
	March 31	June 30	Sept 30	Dec 31
Total interest income	$7,150	$7,494	$8,226	$8,582
Net interest income after provision for loan losses	4,685	5,067	5,690	6,019
Non interest income	1,035	1,172	1,175	1,057
Non interest expense	3,781	4,047	4,368	4,377
Income before income taxes	1,939	2,192	2,497	2,699
Net income	1,321	1,503	1,704	1,815
Earnings per common share – assuming dilution	$0.26	$0.30	$0.34	$0.35
Dividends per common share	0.00	0.00	0.00	0.21

Capital Resources

The Corporation’s risk-based capital position at December 31, 2005 was $ 67.1 million, or 11.7% of risk-weighted assets, for Tier I capital, and $77.5 million, or 13.5% for total risk based capital. Tier I capital consists primarily of common shareholders’ equity and Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to Tier 1 Capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%. The Corporation’s issuance of $7.2 million in Trust Preferred Capital Notes in the fourth quarter of 2001, the additional issue of $6.2 million in 2003, and the additional issue of $8.2 million during the third quarter of 2005 are included in the Tier 1 capital base, (up to the allowable percentage of 25%) and will serve as a long-term source of funding.

In February 2006, Marathon Bank purchased land for a new branch facility in Strasburg, Virginia. The purchase price, which was $650 thousand, was made with monies classified as Fed Funds Sold at December 31, 2005.

The Corporation is currently considering several different options for the funding of the anticipated merger with Albemarle First Bank.  Management does not believe that funding the merger with Albemarle First Bank will present a liquidity problem.

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

The Corporation’s exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments

At December 31, 2005, commitments for standby letters of credit totaled $13.1 million, unfunded commitments under lines of credit totaled $97.3 million, and commitments to extend credit totaled $71.8 million. At December 31, 2004, commitments for standby letters of credit totaled $6.2 million, unfunded commitments under lines of credit totaled $76.4 million, and commitments to extend credit totaled $58.4 million.

Contractual Obligations

During the normal course of business, the Corporation obligates itself to certain contractual obligations. These obligations include long-term debt, capital leases, and operating leases. The following table summarizes those obligations as of December 31, 2005.

( In thousands)		Less Than			More than
Contractual Obligations	Total	One Year	>1-3 years	>3-5 years	Five Years
Long-Term Debt	$51,651	$23,000	$ -	$5,000	$23,651
Capital Lease Obligations	249	24	48	48	129
Operating Leases	1,640	330	383	292	635
TOTAL	$53,540	$23,354	$431	$5,340	$24,415

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (the “FASB”) issued Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”   The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Corporation does not anticipate the amendment will have a material effect on its financial statements.

In May 2005, the FASB issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the FASB issued Statement No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Corporation will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. The Corporation accelerated the vesting of all unvested stock options outstanding on December 29, 2005. The Corporation estimates the aggregate pre-tax compensation expense associated with the acceleration of vesting to be avoided in future periods to total $390,211. Any options granted after December 31, 2005 will be expensed over vesting periods established when options are granted.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Corporation or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Corporation. The Corporation adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no effect on the Corporation’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General

An important element of both earnings performance and liquidity is the management of our interest-sensitive assets and our interest-sensitive liabilities maturing or re-pricing within specific time intervals and the risks involved with them. Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. Our market risk is composed primarily of interest rate risk. The asset and liability management committee at each bank is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to this risk. Our board of directors reviews the guidelines established by each committee.

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

The following table represents the interest rate sensitivity on our net income using different rate scenarios as of December 31, 2005.

% Change in
Change in Prime Rate	Net Income
+300 basis points	+11.3%
+200 basis points	+10.5%
+100 basis points	+8.1%
Most Likely	0
-100 basis points	0
-200 basis points	-3.6%
-300 basis points	-11.7%

Economic Value Simulation

We use economic value simulation to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in economic value of equity over different rate environments is an indication of the longer term re-pricing risk in the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation.

The following chart reflects the change in net market value by using December 31, 2005 data, over different rate environments with a one-year horizon.

Change in Economic Value of Equity
Change in Prime Rate	(dollars in thousands)
+300 basis points	1,922
+200 basis points	1,616
+100 basis points	1,069
Most Likely	223
-100 basis points	(164)
-200 basis points	(2,501)
-300 basis points	(7,379)

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

Our asset and liability committees review deposit pricing, changes in borrowed money, investment and trading activity, loan sale activities, liquidity levels and the overall interest sensitivity. The actions of the committees are reported to the boards of directors regularly (monthly by Marathon Bank and Premier Bank and quarterly by Rockingham Heritage Bank). The daily monitoring of interest rate risk, investment and trading activity, along with any other significant transactions are managed by the presidents of each bank with input from other committee members.

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this Item 8:

-- Report of Independent Registered Public Accounting Firm - Yount, Hyde & Barbour, P.C.

-- Consolidated Balance Sheets - December 31, 2005 and 2004

-- Consolidated Statements of Income - Years ended December 31, 2005, 2004, and 2003

-- Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2005, 2004 and 2003

-- Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003

-- Notes to Consolidated Financial Statements.

To the Board of Directors

Premier Community Bankshares, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Premier Community Bankshares, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005.  We also have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Premier Community Bankshares, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Premier Community Bankshares, Inc. and Subsidiaries management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the corporation's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Community Bankshares, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management’s assessment that Premier Community Bankshares, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Furthermore, in our opinion, Premier Community Bankshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

February 17, 2006

PREMIER COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(In Thousands, Except for Share Data)
Assets	2005	2004

Cash and due from banks	$20,459	$21,459
Interest-bearing deposits in other banks	633	115
Federal funds sold	19,270	19,075
Securities available for sale, at fair value	23,142	19,745
Securities held to maturity (fair value approximates $ 6,983 and
$7,481 at December 31, 2005 and 2004, respectively)	7,237	7,569
Loans, net of allowance for loan losses of $5,591 in 2005
and $5,007 in 2004	573,405	486,865
Bank premises and equipment, net	16,802	12,158
Accrued interest receivable	2,467	1,850
Other real estate	124	151
Other assets	10,857	7,163
	$674,396	$576,150
Liabilities and Shareholders' Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$89,405	$88,229
Savings and interest-bearing demand deposits	149,080	148,729
Time deposits	324,395	246,975
Total deposits	$562,880	$483,933
Federal Home Loan Bank advances	30,000	30,000
Short-term borrowings	4,393	513
Accounts payable and accrued expenses	5,014	3,860
Capital lease payable	169	179
Trust Preferred Capital Notes	21,651	13,403
Commitments and contingent liabilities	- -	- -
Total liabilities	$624,107	$531,888

Shareholders' Equity
Preferred stock, Series A, 5% noncumulative, no par
value; 1,000,000 shares authorized and unissued	$- -	$- -
Common stock, $1 par value; 20,000,000 shares authorized;
2005, 4,955,648 shares issued and outstanding;
2004, 4,919,548 shares issued and outstanding;	4,956	4,920
Capital surplus	19,805	19,502
Retained earnings	25,612	19,710
Accumulated other comprehensive income (loss)	(84)	130
Total shareholders' equity	$50,289	$44,262
	$674,396	$576,150
See Notes to Consolidated Financial Statements.

PREMIER COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003
(In Thousands, Except for Per Share Data)

	2005	2004	2003
Interest and dividend income:
Interest and fees on loans	$38,230	$30,036	$ 25,106
Interest on investment securities:
Nontaxable	170	183	217
Taxable	247	268	316
Interest and dividends on securities available for sale:
Nontaxable	269	270	229
Taxable	446	338	322
Dividends	156	93	76
Interest on deposits in banks	48	3	4
Interest on federal funds sold	580	261	242
Total interest and dividend income	$40,146	$31,452	$26,512

Interest expense:
Interest on deposits	$11,209	$7,783	$7,518
Interest on capital lease obligations	14	14	15
Interest on borrowings	2,067	1,174	760
Total interest expense	$13,290	$8,971	$8,293
Net interest income	$26,856	$22,481	$18,219
Provision for loan losses	842	1,020	919
Net interest income after provision for loan losses	$26,014	$21,461	$17,300

Noninterest income:
Service charges on deposit accounts	$3,135	$3,188	$2,611
Commissions and fees	965	820	801
Other	500	431	242
Total noninterest income	$4,600	$4,439	$3,654

Noninterest expenses:
Salaries and employee benefits	$11,379	$9,039	$6,739
Net occupancy expense of premises	1,136	933	670
Furniture and equipment	1,322	1,282	1,044
Other	6,281	5,319	4,760
Total other expenses	$20,118	$16,573	$13,213

Income before income taxes	$10,496	$9,327	$47,741

Provision for income tax	3,355	2,984	2,485

Net income	$7,141	$6,343	$5,256

Earnings per share, basic	$1.45	$1.30	$1.14
Earnings per share, assuming dilution	$1.41	$1.26	$1.11

See Notes to Consolidated Financial Statements.

PREMIER COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2005, 2004 and 2003
(In Thousands, except Share Data)
				Accumulated
				Other
				Compre-		Total
				hensive	Compre-	Share-
	Common Stock	Capital Surplus	Retained Earnings	Income (Loss)	hensive Income	holders' Equity

Balance, December 31, 2002	$4,555	$14,977	$10,023	$269		$29,824
Comprehensive income:
Net income	-- -	- -	5,256	- -	$5,256	5,256
Other comprehensive income,
unrealized (loss) on securities
available for sale (net of tax, $1)	- -	- -	- -	(1)	(1)	(1)
Total comprehensive income	- -	- -	- -	- -	$5,255	- -
Dividends declared ($0.18 per share)	- -	- -	(879)	- -		(879)
Issuance of common stock - exercise
of stock options (38,100 shares)	38	378	- -	- -		416
Issuance of comon stock,
stock offering (287,500 shares)	288	3,973	- -	- -		4,261
Balance, December 31, 2003	$4,881	$19,328	$14,400	$268		$38,877
Comprehensive income:
Net income	- -	- -	6,343	- -	$6,343	6,343
Other comprehensive income,
unrealized (loss) on securities
available for sale (net of tax, $ 71)	- -	- -	- -	(138)	(138)	(138)
Total comprehensive income	- -	- -	- -	- -	$6,205	- -
Dividends declared ($0.21 per share)	- -	- -	(1,033)	- -		(1,033)
Issuance of common stock – exercise of stock options
( 41,775 shares)	42	229	- -	- -		271
Repurchase of common stock – exercise of cashless stock options
(3,311 shares)	(3)	(55)	- -	- -		(58)
Balance, December 31, 2004	$4,920	$19,502	$19,710	$130		$44,262
Comprehensive income:
Net income	- -	- -	7,141	- -	$7,141	7,141
Other comprehensive income,
unrealized (loss) on securities available for sale
(net of tax, $112)	- -	- -	- -	(214)	(214)	(214)
Total comprehensive income	- -	- -	- -	- -	$6,927	- -
Dividends declared ($0.25 per share)	- -	- -	(1,239)	- -		(1,239)
Issuance of common stock - exercise
of stock options ( 36,100 shares)	36	293	- -	- -		329
Accelerated Vesting of common
stock options ( 111,000 shares)	- -	10	- -	- -		10
Balance, December 31, 2005	$4,956	$19,805	$25,612	$(84)		$50,289

See Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(Dollars in Thousands)

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$7,141	$6,343	$5,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,258	1,036	886
Provision for loan losses	842	1,020	919
Deferred tax (benefit)	(561)	(384)	(187)
Equity compensation expense	10	- -	- -
Net amortization on securities	25	67	53
Changes in asset and liabilities:
Increase in other assets	(3,146)	(2,211)	(1,284)
Increase in accrued interest receivable	(617)	(172)	(33)
Increase in accounts payable and accrued expenses	949	758	616
Net cash provided by operating activities	$5,901	$6,457	$6,226

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of investment securities	$320	$780	$2,358
Proceeds from maturities, calls and principal payments of securities available for sale	3,074	5,520	5,710
Purchase of investment securities	- -	- -	(706)
Purchase of securities available for sale	(6,810)	(9,839)	(6,171)
Net increase in loans	(87,382)	(105,426)	(70,825)
Proceeds from sale of other real estate	151	- -	- -
Purchase of bank premises and equipment	(5,902)	(2,231)	(4,148)
Net cash (used in) investing activities	$(96,549)	$ (111,196)	$(73,782)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	$1,527	$45,523	$41,930
Net increase in certificates of deposit	77,420	41,065	10,353
Increase in Federal Home Loan Bank advances	- -	20,000	1,000
Increase (decrease) in short-term borrowings	3,880	(28)	6
Proceeds from trust preferred capital notes	8,248	- -	6,000
Net proceeds from issuance of common stock	329	271	4,677
Repurchase of common stock	- -	(58)	- -
Principal payments on capital lease obligations	(10)	(9)	(8)
Payment of dividends	(1,033)	(879)	(683)
Net cash provided by financing activities	$90,361	$105,885	$63,275

Increase (decrease) in cash and cash equivalents	$(287)	$1,146	$(4,281)

Cash and Cash Equivalents
Beginning	40,649	39,503	43,784
Ending	$40,362	$40,649	$39,503

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$13,568	$8,909	$8,263
Income taxes	$3,405	$3,222	$ 2,285

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$124	$151	$- -
Unrealized gain (loss) on securities available for sale	$(326)	$(209)	$(2)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

Note 1.

Nature of Banking Activities and Significant Accounting Policies

Premier Community Bankshares, Inc. (the “Corporation”) is a Virginia multi-bank holding company headquartered in Winchester, Virginia.  The Corporation owns The Marathon Bank, Rockingham Heritage Bank and its subsidiary, RHB Services, Inc., Premier Bank, Inc., Premier Statutory Trust I, Premier Statutory Trust II and Premier Statutory Trust III.

Premier Bank opened on July 18, 2005. Previously the Corporation had operated a loan production office in the Martinsburg, West Virginia market.

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  The following is a summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements of the Premier Community Bankshares, Inc. and its subsidiaries, include the accounts of all companies.  All material intercompany balances and transactions have been eliminated.  FASB Interpretation No. 46 (R) requires that the Corporation no longer eliminate through consolidation the equity investments in Premier Statutory Trust I, Premier Statutory Trust II and Premier Statutory Trust III by the parent company, Premier Community Bankshares, Inc., which approximated $650,000 at December 31, 2005.  The subordinated debt of the Trusts is reflected as a liability on the Corporation’s balance sheet.

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

Notes to Consolidated Financial Statements

Loans

The Corporation’s banking subsidiaries grant mortgage, commercial and consumer loans to customers.  These loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.  A substantial portion of the loan portfolio is represented by mortgage loans throughout the Augusta, Frederick, Rockingham, Shenandoah and Warren County areas of Virginia, and in the counties of Berkeley, Jefferson, and Morgan in West Virginia.  The ability of the debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

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

Notes to Consolidated Financial Statements

	2005	2004	2003

Net income, as reported	$ 7,141	$ 6,343	$ 5,256
Total stock-based compensation expense
determined under fair value based method
for all rewards	(523)	(127)	(125)
Pro forma net income	$ 6,618	$ 6,216	$ 5,131

Basic earnings per share
As reported	$ 1.45	$ 1.30	$ 1.14
Pro forma	$ 1.34	$ 1.27	$ 1.11

Diluted earnings per share
As reported	$ 1.41	$ 1.26	$ 1.11
Pro forma	$ 1.30	$ 1.23	$ 1.08

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model.  The estimates were calculated using the following weighted-average assumptions for grants in 2005, 2004 and 2003, respectively:  Dividend rate of 1.15%, 1.27% and 1.33%, price volatility of 21.58%, 24.53% and 22.92%, risk-free interest rate of 4.31%, 3.66% and 3.54%, and expected lives of 5 years.

See Note 15 for additional information relating to this plan.

On December 29, 2005, the Board of Directors of the Corporation approved the acceleration of the vesting of all unvested stock options outstanding under the Corporation’s stock option plans, which are the 1996 Long-Term Incentive Plan and the 2002 Long-Term Incentive Plan, effective as of December 29, 2005.  The Board of Directors did not change any other terms of these stock options. The total number of shares of the Corporation’s common stock underlying the stock options that this action affected was 111,000.  The Board of Directors determined to accelerate the vesting of these options in order to avoid the Corporation’s recognition of compensation expense associated with the affected options under Statement of Financial Accounting Standards No. 123R, “Share Based Payment (revised 2005)”, which will apply to the Corporation beginning in the first quarter of 2006.  The Corporation anticipates that the aggregate pre-tax compensation expense associated with the acceleration of the vesting of stock options that will be avoided by this action will be approximately $390,211.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Notes to Consolidated Financial Statements

Note 2.

Securities

The amortized cost and fair value of the securities available for sale as of December 31, 2005 and 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2005
U.S. Government and		(In Thousands)
federal agencies	$ 12,429	$ 3	$ (157)	$ 12,275
Obligations of state and
political subdivisions	7,157	57	(31)	7,183
Mortgage-backed securities	259	1	(2)	258
Restricted securities	3,426	- -	- -	3,426
	$ 23,271	$ 61	$ (190)	$ 23,142

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2004
U.S. Government and		(In Thousands)
federal agencies	$ 8,646	$ 28	(13)	$ 8,661
Obligations of state and
political subdivisions	7,086	168	(21)	7,233
Mortgage-backed securities	368	6	(1)	373
Equity securities	250	30	- -	280
Restricted securities	3,198	- -	- -	3,198
	$ 19,548	$ 232	$ (35)	$ 19,745

Notes to Consolidated Financial Statements

The amortized cost and fair value of the securities available for sale as of December 31, 2005, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties.  Therefore, these securities are not included in the maturity categories in the maturity summary.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$ 2,233	$ 2,210
Due after one year through five years	7,074	7,009
Due after five years through ten years	10,011	9,975
Due over ten years	268	264
Mortgage-backed securities	259	258
Restricted securities	3,426	3,426
	$ 23,271	$ 23,142

Notes to Consolidated Financial Statements

The amortized cost and fair value of securities being held to maturity as of December 31, 2005 and 2004, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
2005
(In Thousands)

U.S. Government and
federal agencies	$ 497	$ - -	$ (21)	$ 476
Obligations of state and
political subdivisions	4,014	55	(35)	4,034
Trust preferred securities	2,726	35	(288)	2,473
	$ 7,237	$ 90	$ (344)	$ 6,983

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
2004
(In Thousands)

U.S. Government and
federal agencies	$ 497	$ - -	$ (31)	$ 466
Obligations of state and
political subdivisions	4,334	139	(84)	4,389
Trust preferred securities	2,738	15	(127)	2,626
	$ 7,569	$ 154	$ (242)	$ 7,481

Notes to Consolidated Financial Statements

The amortized cost and fair value of the securities being held to maturity as of December 31, 2005, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$ 130	$ 131
Due after one year through five years	972	986
Due after five years through ten years	2,910	2,927
Due over ten years	3,225	2,939
	$ 7,237	$ 6,983

For the years ended December 31, 2005, 2004, and 2003, there were no sales of securities available for sale.

Securities having a carrying value of $9,285,000 and $7,932,000 at December 31, 2005 and 2004 were pledged to secure public deposits and for other purposes required by law.

Securities in an unrealized loss position at December 31, 2005, and 2004, by duration of the unrealized loss, are shown below.  No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.  There are approximately 43 securities in the consolidated portfolio of the three banks that have losses, which are considered to be temporary.

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
	(In Thousands)

U.S. Government
and agency securities	$ 7,943	$ (113)	$ 3,420	$ (65)	$ 11,363	$ (178)
Obligations of states
and political subdivisions	3,048	(55)	709	(11)	3,757	(66)
Other securities	69	(180)	1,728	(108)	1,797	(288)
Mortgage-backed securities	76	(1)	53	(1)	129	(2)
	$ 11,136	$ (349)	$ 5,910	$ (185)	$ 17,046	$ (534)

Notes to Consolidated Financial Statements

December 31, 2004
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
(In Thousands)

U.S. Government
and agency securities	$ 5,408	$ (45)	$ - -	$ - -	$ 5,408	$ (45)
Obligations of states
and political subdivisions	497	(8)	1,308	(97)	1,805	(105)
Other securities	93	(1)	2,366	(126)	2,459	(127)
	$ 5,998	$ (54)	$ 3,674	$ (223)	$ 9,672	$ (277)

Note 3.

Loans and Related Party Transactions

The composition of the net loans is as follows for the dates indicated:

	December 31,
	2005	2004
	(In Thousands)
Mortgage loans on real estate:
Construction	$ 144,829	$ 101,363
Secured by farmland	5,514	4,154
Secured by 1-4 family residential	141,697	131,230
Multi-family residential	25,560	18,224
Nonfarm, nonresidential loans	157,587	142,897
Loans to farmers (except those secured by real estate)	1,576	999
Commercial loans (except those secured by real estate)	69,869	63,079
Consumer installment loans (except those secured by real estate)	26,235	25,491
Overdrafts reclassified from deposits	386	246
All other loans	5,743	4,189
	$ 578,996	$ 491,872
Less:
Allowance for loan losses	5,591	5,007
	$ 573,405	$ 486,865

The Corporation, through its banking subsidiaries, has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  These persons and firms were indebted to the Banks for loans totaling $ 8,334,000 and $6,022,000 at December 31, 2005 and 2004, respectively. During 2005, total principal additions were $8,658,000 and total principal payments were $6,346,000.

Notes to Consolidated Financial Statements

Note 4.

Allowance for Loan Losses

Changes in the allowance for loan losses are as follows for the years indicated:

	December 31,
	2005	2004	2003
	(In Thousands)

Balance, beginning	$ 5,007	$ 4,104	$ 3,340
Provision for loan losses	842	1,020	919
Recoveries	292	121	69
Loan losses charged to
the allowance	(550)	(238)	(224)
Balance, ending	$ 5,591	$ 5,007	$ 4,104

The following is a summary of information pertaining to impaired loans for the years ended December 31, 2005 and 2004:

December 31,
	2005	2004
(In Thousands)

Impaired loans with a valuation allowance	$ 1,582	$ 2,550
Impaired loans without a valuation allowance	390	64
Total impaired loans	$ 1,972	$ 2,614

Valuation allowance related to impaired loans	$ 134	$ 255

Average investment in impaired loans	$ 1,555	$ 2,041

Interest income recognized on impaired loans	$ 7	$ 101

Interest income recognized on a cash basis
on impaired loans	$ 6	$ 97

Notes to Consolidated Financial Statements

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $74,474 and $268,225 at December 31, 2005 and 2004, respectively.  If interest on these loans had been accrued, such income would have approximated $4,800, $5,800 and $4,800 for 2005, 2004 and 2003, respectively.

Note 5.

Bank Premises and Equipment, Net

Bank premises and equipment as of December 31, 2005 and 2004 consists of the following:

	2005	2004
	(In Thousands)

Bank premises	$ 12,898	$ 10,328
Furniture and equipment	7,192	6,276
Capital leases - property and equipment	257	257
Bank premises and equipment in process	1,557	172
	$ 21,904	$ 17,033
Less accumulated depreciation	5,102	4,875
	$ 16,802	$ 12,158

Depreciation and amortization, related to Bank premises and equipment, included in operating expense for 2005, 2004 and 2003 was $1,258,000, $1,036,000 and $886,000, respectively.

Note 6.

Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $101,303,000 and $69,676,000, respectively.

At December 31, 2005, the scheduled maturities of time deposits are as follows (dollars in thousands):

Years Ending December 31:

2006	$ 164,001
2007	67,321
2008	42,646
2009	22,587
2010	27,840
$ 324,395

Notes to Consolidated Financial Statements

Note 7.

Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

	2005	2004
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$ 1,818	$ 1,584
Deferred loan fees	184	166
Deferred benefit plans	558	327
Securities available for sale	44	- -
Other	114	91
	$ 2,718	$ 2,168
Deferred tax liabilities:
Depreciation	$ 523	$ 578
Securities available for sale	- -	67
	$ 523	$ 645

Net deferred tax assets
included in other assets	$ 2,195	$ 1,523

The provision for income taxes charged to operations for the years ended December 31, 2005, 2004 and 2003, consists of the following:

	2005	2004	2003
	(In Thousands)

Current tax expense	$ 3,916	$ 3,368	$ 2,672
Deferred tax (benefit)	(561)	(384)	(187)
	$ 3,355	$ 2,984	$ 2,485

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2005, 2004 and 2003, due to the following:

	2005	2004	2003
	(In Thousands)

Computed "expected" tax expense	$ 3,569	$ 3,171	$ 2,632
Increase (decrease) in income taxes
resulting from:
Tax-exempt interest income	(228)	(199)	(155)
Other	14	12	8
	$ 3,355	$ 2,984	$ 2,485

Notes to Consolidated Financial Statements

Note 8.

Leases

Capital Leases

The Marathon Bank has a lease agreement on a branch facility.  The liability is payable in monthly installments of $1,991 through May 31, 2016 at an interest rate of 8%. The capital lease payable at December 31, 2005 in the amount of $169,000 represents the present value of the balance due in future years for lease rentals discounted at the respective interest rates.  Since the term of the lease is approximately the same as the estimated useful life of the assets, and the present value of the future minimum lease payments at the beginning of the lease approximated the fair value of the leased assets at that date, the lease is considered to be a capital lease and has been so recorded.

The following is a schedule by years of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2005:

Years ending December 31 (dollars in thousands):

2006	24
2007	24
2008	24
2009	24
2010	24
Later years	129
Total minimum lease payments	$ 249
Less the amount representing interest	(80)
Present value of net minimum
lease payments	$ 169

Operating Leases

Rockingham Heritage Bank has entered into a five-year operating lease with an entity of which a director of the Corporation is a shareholder.  The lease expires on November 30, 2010 and has three five-year renewal options.  The total minimum lease commitment at December 31, 2005 under this lease is $162,597.

The Banks were obligated under a number of other noncancelable leases for various banking premises, which including renewal options, expire through 2020.  Total rental expense on premises and equipment for 2005, 2004 and 2003, was $365,000, $325,000 and $258,000, respectively.

Notes to Consolidated Financial Statements

Minimum rental commitments under noncancelable operating leases with terms in excess of one year as of December 31, 2005 were as follows (dollars in thousands):

2006	$ 330
2007	213
2008	171
2009	165
2010	126
Later years	635
$ 1,640

Note 9.

Commitments and Contingent Liabilities

In the normal course of business, there are other outstanding commitments and contingent liabilities, which are not reflected in the accompanying financial statements.  See Note 11 with respect to financial instruments with off-balance-sheet risk.

As members of the Federal Reserve System, the banking subsidiaries are required to maintain certain average reserve balances.  For the final weekly reporting period in the years ended December 31, 2005 and 2004, the aggregate amounts of daily average required balances were approximately $75,000 and $6,404,000, respectively.

The Banks are required to maintain certain required reserve balances with its correspondent bank.  Those required balances were $2,125,000 and $2,025,000 for 2005 and 2004, respectively.

The Marathon Bank has entered into a contractual agreement to purchase land for a new branch facility in Strasburg, Virginia.  The cost of the purchase will not exceed $650 thousand.

Note 10.

Dividend Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Banks to the Corporation.  The total amount of dividends which may be paid at any date is generally limited to the current year earnings and earnings retained for the two preceding years.

As of December 31, 2005, the aggregate amount of unrestricted funds, which could be transferred from the Corporation’s subsidiaries to the Parent Company, without prior regulatory approval, totaled approximately $21,141,000 or 42.0% of the consolidated net assets.

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

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2005	2004
	(In Thousands)

Commitments to grant loans	$ 71,820	$ 58,385
Standby letters of credit	13,142	6,161
Unfunded commitments under
lines of credit	97,289	76,391

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

Notes to Consolidated Financial Statements

The Banks have cash accounts in other commercial banks.  The amount on deposit at these banks at December 31, 2005 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $2,799,000.

Note 12.

Employee Benefit Plans

The Marathon Bank, Rockingham Heritage Bank, and Premier Bank each have a 401(k) Profit Sharing Plan covering employees who have completed 90 days of service and are at least 18 years of age.  Employees may contribute compensation subject to certain limits based on federal tax laws.  The Bank makes discretionary matching contributions equal to 100 percent of an employee’s compensation contributed to the Plan up to 5 percent of the employee’s compensation.  Additional amounts may be contributed, at the option of the Bank’s Board of Directors.  These additional contributions generally amount to 3.75 percent of eligible employee’s compensation.  Employer contributions vest to the employee over a six-year period.

For the years ended December 31, 2005, 2004 and 2003, expense attributable to these retirement plans amounted to $613,000, $330,000 and $307,000, respectively.

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

The deferred compensation charged to expense for the twelve months ended December 31, 2005 and 2004, based on the present value of the retirement benefits under the plans described above, was $559,000 and $304,000, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to offset the expense of the obligations.

Note 13.

Fair Value of Financial Instruments and Interest Rate Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

At December 31, 2005 and 2004, the fair value of loan commitments and stand-by letters of credit were immaterial.

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Thousands)		(Thousands)
Financial assets:
Cash and short-term
investments	$ 40,362	$ 40,362	$ 40,649	$ 40,649
Securities	30,379	30,125	27,314	27,226
Loans, net	573,405	565,634	486,865	489,532
Accrued interest receivable	2,467	2,467	1,850	1,850

Financial liabilities:
Deposits	$ 562,880	$ 583,404	$ 483,933	$ 482,666
Federal Home Loan Bank
advances	30,000	30,021	30,000	30,169
Short-term borrowings	543	543	513	513
Capital lease payable	169	169	179	179
Trust preferred capital notes	21,651	21,651	13,403	13,403
Accrued interest payable	781	781	504	504

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

Notes to Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2005 and 2004, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

There are no conditions or events since the notification that management believes have changed the Banks’ category.  The Corporation’s and the Banks’ capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table.

Notes to Consolidated Financial Statements

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2005:
Total Capital to Risk
Weighted Assets:
Consolidated	$77,615	13.56%	$ 45,807	8.00%	N/A	N/A
The Marathon Bank	$40,107	12.39%	$ 25,900	8.00%	$ 32,375	10.00%
Rockingham Heritage Bank	$25,083	11.09%	$ 18,098	8.00%	$ 22,622	10.00%
Premier Bank, Inc.	$ 5,446	21.38%	$ 2,038	8.00%	$ 2,548	10.00%
Tier 1 Capital to Risk
Weighted Assets:
Consolidated	$67,164	11.73%	$ 22,904	4.00%	N/A	N/A
The Marathon Bank	$36,593	11.30%	$ 12,950	4.00%	$ 19,425	6.00%
Rockingham Heritage Bank	$23,300	10.30%	$ 9,049	4.00%	$ 13,573	6.00%
Premier Bank, Inc.	$ 5,152	20.22%	$ 1,019	4.00%	$ 1,529	6.00%
Tier 1 Capital to
Average Assets:
Consolidated	$67,164	9.90%	$ 27,144	4.00%	N/A	N/A
The Marathon Bank	$36,593	9.39%	$ 15,594	4.00%	$ 19,493	5.00%
Rockingham Heritage Bank	$23,300	8.96%	$ 10,403	4.00%	$ 13,003	5.00%
Premier Bank, Inc.	$ 5,152	17.96%	$ 1,147	4.00%	$ 1,434	5.00%

As of December 31, 2004:
Total Capital to Risk
Weighted Assets:
Consolidated	$62,139	12.89%	$ 38,560	8.00%	N/A	N/A
The Marathon Bank	$33,877	11.36%	$ 23,853	8.00%	$ 29,816	10.00%
Rockingham Heritage Bank	$21,855	12.00%	$ 14,565	8.00%	$ 18,207	10.00%
Tier 1 Capital to Risk
Weighted Assets:
Consolidated	$57,132	11.85%	$ 19,280	4.00%	N/A	N/A
The Marathon Bank	$30,673	10.29%	$ 11,927	4.00%	$ 17,890	6.00%
Rockingham Heritage Bank	$20,050	11.01%	$ 7,283	4.00%	$ 10,924	6.00%

Tier 1 Capital to
Average Assets:
Consolidated	$ 57,132	10.13%	$ 22,559	4.00%	N/A	N/A
The Marathon Bank	$ 30,673	8.62%	$ 14,226	4.00%	$ 17,782	5.00%
Rockingham Heritage Bank	$ 20,050	9.62%	$ 8,333	4.00%	$ 10,416	5.00%

Notes to Consolidated Financial Statements

Note 15.

Stock Compensation Plan

The Corporation’s Long-Term Incentive Plans allow for incentive stock options and nonqualified stock options to be granted to certain key employees and directors with an exercise price to be not less than 100% of the Fair Market Value of the Stock on the day the stock option is granted.  440,000 shares of the Corporation’s common stock plus sufficient shares to cover the options outstanding under the Corporation’s previous plan have been reserved for the issuance of stock options under the Plan.  All options expire ten years from the grant date. All options were 100% vested as of December 31, 2005.

A summary of the activity in the stock option plan follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	255,500	$ 8.23	295,275	$ 7.77	331,375	$ 7.25
Granted	94,000	20.28	4,000	17.56	12,000	14.32
Exercised	(36,100)	6.90	(41,775)	5.91	(38,100)	6.03
Forfeited	(2,750)	10.50	(2,000)	7.30	(10,000)	5.00
Outstanding at end of year	310,650	$ 12.01	255,500	$ 8.23	295,275	$ 7.77

Options exercisable at year-end	310,650	$ 12.01	230,750	$ 7.79	213,025	$ 7.17
Weighted-average fair value of options granted during the year	$ 4.95		$ 4.36		$ 3.31

      Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Number	Contractual	Number	Contractual
Price	Outstanding	Life	Exercisable	Life

$ 5.00	20,400	0.75	20,400	0.75
7.25	2,500	0.75	2,500	0.75
7.30	127,000	5.75	127,000	5.75
10.53	51,750	6.75	51,750	6.75
11.67	1,000	7.25	1,000	7.25
14.99	10,000	7.75	10,000	7.75
17.56	4,000	8.50	4,000	8.50

20.25	78,000	9.75	78,000	9.75
20.44	16,000	9.75	16,000	9.75
Oustanding at
end of year	310,650	6.86	310,650	6.86

Notes to Consolidated Financial Statements

Note 16.

Earnings Per Share

The following shows, for the years indicated, the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2005		2004		2003
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings
per share	4,939,847	$ 1.45	4,893,442	$ 1.30	4,602,466	$ 1.14
Effect of dilutive
securities:
Stock options	136,763		155,355		142,623
Diluted earnings
per share	5,076,610	$ 1.41	5,048,797	$ 1.26	4,745,089	$ 1.11

In 2005 and 2004 there were no shares excluded from earnings per share or considered to be antidilutive.  In 2003, stock options representing 1,000 shares were not included in computing diluted EPS because their effects were antidilutive.

Note 17.

Borrowings

The Corporation’s banking subsidiaries have a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta for $128,800,000 and $105,300,000 as of December 31, 2005 and 2004, respectively. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available.  These advances are secured by 1-4 family residential mortgages.  The unused line of credit totaled $98,800,000 and $75,300,000 at December 31, 2005 and 2004, respectively.  On some fixed rate advances the FHLB may convert the advance to an indexed floating interest rate at some set point in time for the remainder of the term.  If the advance converts to a floating interest rate, the Banks may pay back all or part of the advance without a prepayment penalty.  Floating rate advances may be paid back at any time without penalty.

As of December 31, 2005, the fixed-rate long-term debt totaled $19,000,000 and matures through April 6, 2011.  The interest rates on the fixed-rate note payable ranges from 2.50% to 4.50%.  As of December 31, 2005, the adjustable rate long-term debt totaled $11,000,000 and matures through June 24, 2010.  The interest rates on the adjustable-rate note payable ranges from 3.88% to 4.50%.

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

Notes to Consolidated Financial Statements

The contractual maturities of FHLB advances as of December 31, 2005 are as follows (dollars in thousands):

Due in 2006	$ 23,000
Due in 2010	5,000
Due in 2011	2,000
$ 30,000

In 2001, Premier Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities.  On December 18, 2001, $7.2 million of trust preferred securities were issued through a pooled underwriting totaling approximately $300 million.  The securities have a LIBOR-indexed floating rate of interest.  The interest rate as of December 31, 2005 was 8.09%.  Interest is payable monthly.  The issue has a floating interest rate of the prevailing 3-month LIBOR rate plus 3.60%.The securities have a mandatory redemption date of December 18, 2031, and are subject to varying call provisions beginning December 18, 2006.  The principal asset of the Trust is $7.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

In 2003, Premier Statutory Trust II, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities.  On September 25, 2003, an additional $6.2 million of trust preferred securities were issued through a pooled underwriting totaling approximately $228 million.  The securities have a LIBOR-indexed floating rate of interest.  The interest rate as of December 31, 2005 was 7.25%.  Interest is payable monthly.  The issue has a floating interest rate of the prevailing 3-month LIBOR rate plus 3.10%.The securities have an optional redemption date of October 8, 2008, and are subject to varying call provisions beginning October 8, 2033.  The principal asset of the Trust is $6.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

In 2005, Premier Statutory Trust III, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities.  On April 25, 2005, the Corporation entered into an agreement with First Tennessee Bank to issue an additional $8.2 million in Trust Preferred Capital Notes.  The securities have a LIBOR-indexed floating rate of interest.  The interest rate as of December 31, 2005 was 6.23%.  Interest is payable monthly.  The issue has a floating interest rate of the prevailing 3-month LIBOR rate plus 1.74%. The issue has a maturity date of May 16, 2035. The principal asset of the Trust is $8.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

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

Notes to Consolidated Financial Statements

Note 18.

Other Expenses

The Corporation and its subsidiaries had the following expenses for the years ended

December 31,  2005, 2004 and 2003 as follows:

	2005	2004	2003
	(In Thousands)
Advertising	$ 690	$ 621	$ 553
ATM expense	440	374	315
Bank Franchise Tax	463	337	274
Directors' fees	523	425	356
Legal and Accounting	472	525	448
Stationary and supplies	530	431	545
Telephone expense	419	388	294
Other (no item >1% of revenue)	2,744	2,218	1,975
	$ 6,281	$ 5,319	$ 4,760

Note 19.      Subsequent Event—Proposed Merger with Albemarle First Bank

On January 12, 2006, Premier Community Bankshares, Inc. and Albemarle First Bank entered into a definitive agreement providing for the merger of the two companies.  Under the terms of the transaction, Albemarle First will merge into Rockingham Heritage Bank, a wholly owned subsidiary of Premier, and continue operations as Albemarle First Bank, a separate division of Rockingham Heritage Bank. Under the terms of the merger agreement, Premier will issue to the shareholders of Albemarle First, for each share of Albemarle First common stock that they own, a number of shares of Premier common stock with an aggregate market value equal to $15.80 per share or $15.80 in cash, subject to the limitation that no less than 35% and no more than 50% of the total consideration will be in the form of cash.  Shareholders of Albemarle First may elect to receive Premier common stock, cash, or a combination of common stock and cash for their shares of Albemarle First common stock, subject to pro ration in the event that the aggregate cash elections are less than the 35% minimum or exceed the 50% maximum.

The actual number of shares of Premier common stock to be issued in the transaction for each share of Albemarle First common stock will be determined based upon the average closing prices of Premier common stock over a period of time preceding the closing of the transaction and, subject to certain exceptions described in the definitive agreement, will not exceed 0.8681, or be less than 0.6529, shares of Premier common stock for each share of Albemarle First common stock.

The merger is expected to be completed in the second quarter of 2006.  The transaction has been approved by the boards of directors of both companies and is subject to the approval of Albemarle First’s shareholders and customary regulatory approvals.

Notes to Consolidated Financial Statements

Note 20.

Parent Corporation Only Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
(Parent Corporation Only)

Balance Sheets
December 31, 2005 and 2004

	2005	2004
	(In Thousands)
Assets
Cash	$ 1,178	$ 229
Interest bearing deposits with subsidiary banks	3,516	3,450
Federal funds sold	2,414	2,508
Investment in subsidiaries	64,961	51,256
Equipment, net	691	733
Other assets	776	805

Total assets	$ 73,536	$ 58,981

Liabilities
Accrued expenses	$ 357	$ 283
Dividends payable	1,239	1,033
Trust preferred capital notes	21,651	13,403
	$ 23,247	$ 14,719

Shareholders' Equity
Preferred stock	$ - -	$ - -
Common stock	4,956	4,920
Capital surplus	19,805	19,502
Retained earnings	25,612	19,710
Accumulated other comprehensive income (loss)	(84)	130
Total shareholders' equity	$ 50,289	$ 44,262

Total liabilities and shareholders' equity	$ 73,536	$ 58,981

Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
(Parent Corporation Only)

Statements of Income
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In Thousands)
Income
Interest on federal funds sold	$ 82	$ 60	$ 22
Interest on deposits in other banks	66	72	29
Management fee income	278	247	226
Total income	$ 426	$ 379	$ 277

Expenses
Interest expense on trust preferred capital notes	$ 1,156	$ 640	$ 413
Other expenses	1,053	802	651
Total expense	$ 2,209	$ 1,442	$ 1,064

(Loss) before income tax (benefit) and
undistributed income of subsidiaries	$ (1,783)	$ (1,063)	$ (787)

Income tax (benefit)	(601)	(366)	(266)

(Loss) before undistributed
income of subsidiaries	$ (1,182)	$ (697)	$ (521)

Undistributed income of subsidiaries	8,323	7,040	5,777

Net income	$ 7,141	$ 6,343	$ 5,256

Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
(Parent Corporation Only)

Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In Thousands)
Cash Flows from Operating Activities
Net income	$ 7,141	$ 6,343	$ 5,256
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation expense	277	247	226
(Undistributed income) of subsidiary	(8,323)	(7,040)	(5,777)
(Increase) decrease in other assets	443	258	(336)
Increase (decrease) in accrued expenses	74	(39)	135
Net cash (used in) operating activities	$ (388)	$ (231)	$ (496)

Cash Flows from Investing Activities
Increase in investment in subsidiaries	$ (6,000)	$ (5,000)	$ (1,486)
Purchase of equipment	(235)	(75)	(231)
(Increase) decrease in investment in certificates
of deposit with subsidiaries	(66)	4,979	(4,847)
Net cash (used in) investing activities	$ (6,301)	$ (96)	$ (6,564)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	$ 329	$ 271	$ 4,677
Repurchase of common stock	- -	(58)	- -
Proceeds from trust preferred capital notes	8,248	- -	6,186
Payment of dividends	(1,033)	(879)	(683)
Net cash provided by (used in) financing activities	$ 7,544	$ (666)	$ 10,180

Increase (decrease) in cash and cash equivalents	$ 855	$ (993)	$ 3,120

Cash and Cash Equivalents
Beginning	2,737	3,730	610

Ending	$ 3,592	$ 2,737	$ 3,730

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2005 was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance to the Corporation’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, the Corporation’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on management’s assessment of the Corporation’s internal control over financial reporting appears on pages 42 and 43 hereof.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III has been incorporated herein by reference to the Corporation’s Proxy Statement for the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) as set forth below in accordance with General Instruction G.3 of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant

Information with respect to this Item 10 is set forth in the sections entitled “Election of Directors,” “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee,” “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors – Code of Ethics” of the 2006 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to this Item 11 is set forth in the sections entitled “Executive Compensation and Related Transactions – Executive Officer Compensation,” “ –Deferred Compensation Plans,” “– Stock Options,”  “–Compensation/Options Committee Interlocks and Insider Participation” and “– Employment Agreement” and “Corporate Governance and the Board of Directors – Director Compensation” in the 2006 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item 12 is set forth in the sections entitled “Stock Ownership” and “Executive Compensation and Related Transactions – Equity Compensation Plan Information” in the 2006 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to this Item 13 is set forth in the section entitled “Executive Compensation and Related Transactions – Certain Relationships and Related Transactions” in the 2006 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information with respect to this Item 14 is set forth in the section entitled “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approved Policies and Procedures” in the 2006 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)

(1) and (2). The response to this portion of Item 15 is included in Item 8 above.

(3). Exhibits:

2.1

Agreement and Plan of Merger, dated as of January 12, 2006, between Premier Community Bankshares, Inc., Rockingham Heritage Bank and Albemarle First Bank, incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed January 17, 2006 (File No. 0-18868).

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

10.4

Lease between The Marathon Bank and the Lessors, Keith R. Lantz and Mary G. Lantz, for land at 1014 Main Street, Woodstock, Virginia, incorporated herein by reference to Exhibit 10.5 to the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-18868).

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

10.9

Form of Stock Option Grant Agreement (for employees).*

10.10

Form of Stock Option Grant Agreement (for directors).*

21.1

Subsidiaries of Premier Community Bankshares, Inc.

23.1

Consent of Yount, Hyde & Barbour, P.C.

31.1

Rule 13a-14(a) Certification of Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*  Management contract or compensatory plan or arrangement.

(All exhibits not incorporated herein by reference are attached as exhibits to the Corporation’s  Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.)

(b)

Exhibits

See Item 15(a)(3) above.

(c)

Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER COMMUNITY BANKSHARES, INC.

Date:  February 27, 2006

By:

/s/ Donald L. Unger

Donald L. Unger

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald L. Unger Donald L. Unger	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2006
/s/ Frederick A. Board Frederick A. Board	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2006
/s/ John K. Stephens John K. Stephens	Chairman of the Board and Director	February 27, 2006
/s/ Walter H. Aikens Walter H. Aikens	Director	February 27, 2006
/s/ Clifton L. Good Clifton L. Good	Director	February 27, 2006
/s/ Stephen T. Heitz Stephen T. Heitz	Director	February 27, 2006
/s/ Joseph W. Hollis Joseph W. Hollis	Director	February 27, 2006
/s/ Meryl G. Kiser Meryl G. Kiser	Director	February 27, 2006
/s/ Wayne B. Ruck Wayne B. Ruck	Director	February 27, 2006

/s/ Paul R. Yoder, Jr. Paul R. Yoder, Jr.	Director	February 27, 2006
/s/ James C. Youngblood James C. Youngblood	Director	February 27, 2006

EXHIBIT INDEX

Exhibit No.

Description

10.9

Form of Stock Option Grant Agreement (for employees).

10.10

Form of Stock Option Grant Agreement (for directors).

21.1

Subsidiaries of Premier Community Bankshares, Inc.

23.1

Consent of Yount, Hyde & Barbour, P.C.

31.1

Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2

Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant

to 18 U.S.C. Section 1350.