Form 10-Q
period 2006-03-31
PREMIER COMMUNITY BANKSHARES INC
filed 2006-05-09
CIK 854399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

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

Large accelerated filer_____       Accelerated filer__X____     Non-accelerated filer_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES______  NO___X___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,968,651, $1.00 par value, as of May 1, 2006.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements	3

The following financial statements are provided at the page numbers indicated.

Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	3

Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005	4

Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2006 and 2005	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	6

Notes to Consolidated Financial Statements	7-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15–21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21-22

Item 4. Controls and Procedures	23

Part II. OTHER INFORMATION	23-24

Signatures	25

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	March 31,	December 31,
	2006	2005
Assets:	(Unaudited)
Cash and due from banks	$ 16,935	$ 20,459
Interest-bearing deposits in other banks	3,617	633
Federal funds sold	15,331	19,270
Securities available for sale, at fair value	24,095	23,142
Securities held to maturity (fair value: March 31, 2006,
$7,182; December 31, 2005, $6,983)	7,234	7,237
Loans, net of allowance for loan losses (allowance: $5,654
March 31, 2006, $5,591 December 31, 2005)	598,967	573,405
Bank premises and equipment, net	18,616	16,802
Accrued interest receivable	2,575	2,467
Other real estate	-	124
Other assets	11,159	10,857

Total Assets	$ 698,529	$ 674,396

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$ 93,075	$ 89,405
Savings and interest-bearing demand deposits	157,412	149,080
Time deposits	337,517	324,395
Total deposits	588,004	562,880
Federal Home Loan Bank advances	32,000	30,000
Short-term borrowings	234	4,393
Accounts payable and accrued expenses	4,419	5,014
Capital lease payable	166	169
Trust preferred capital notes	21,651	21,651
Total Liabilities	$ 646,474	$ 624,107

Shareholders' Equity:
Preferred stock, Series A, 5% noncumulative, no par
value; 1,000,000 shares authorized and unissued	-	-
Common stock, $1 par value, 20,000,000 shares authorized
March 31, 2006, 4,966,648 shares issued and outstanding;
December 31, 2005, 4,955,648 shares issued and outstanding	4,967	4,956
Capital surplus	19,886	19,805
Retained earnings	27,317	25,612
Accumulated other comprehensive income (loss)	(115)	(84)
Total Shareholders' Equity	52,055	50,289

Total Liabilities and Shareholders' Equity	$ 698,529	$ 674,396

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income
(In Thousands, Except for Share and Per Share Data)
	(Unaudited)
	For the Three Months Ended
	March 31,
	2006	2005
Interest and dividend income:
Interest and fees on loans	$ 10,884	$ 8,549
Interest on investment securities:
Nontaxable	40	44
Taxable	66	67
Interest and dividends on securities available for sale:
Nontaxable	69	66
Taxable	144	98
Dividends	41	25
Interest on deposits in banks	12	1
Interest on federal funds sold	161	81
Total interest and dividend income	$ 11,417	$ 8,931

Interest expense:
Interest on deposits	$ 3,584	$ 2,288
Interest on capital lease obligations	3	4
Interest on borrowings	769	391
Total interest expense	$ 4,356	$ 2,683

Net interest income	$ 7,061	$ 6,248
Provision for loan losses	103	227
Net interest income after provision for loan losses	$ 6,958	$ 6,021

Noninterest income:
Service charges on deposit accounts	$ 761	$ 716
Commissions and fees	250	230
Other	116	106
Total noninterest income	$ 1,127	$ 1,052

Noninterest expense:
Salaries and employees	$ 3,150	$ 2,442
Net occupancy expense of premises	338	259
Furniture and equipment	386	270
Other	1,652	1,623
Total noninterest expenses	$ 5,526	$ 4,594

Income before income taxes	$ 2,559	$ 2,479

Provision for income taxes	854	818

Net income	$ 1,705	$ 1,661

Average shares:
Basic	4,961,231	4,926,403
Assuming dilution	5,093,976	5,071,086

Earnings per common per share:
Basic	$ 0.34	$ 0.34
Assuming dilution	$ 0.33	$ 0.33

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2006 and 2005
(In Thousands, Except Shares Issued)
(Unaudited)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Equity

Balance December 31, 2004	$4,920	$19,502	$19,710	$ 130		$ 44,262

Comprehensive Income
Net income			1,661		$ 1,661	1,661
Other comprehensive loss,
unrealized loss on available for
sale securities (net of tax $32)				(60)	(60)	(60)
Total comprehensive income					$ 1,601

Issuance of common stock-
exercise of stock options
(12,250 shares)	12	63				75

Balances - March 31, 2005	$4,932	$19,565	$21,371	$ 70		$ 45,938

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Equity

Balance December 31, 2005	$4,956	$19,805	$25,612	$ (84)		$ 50,289

Comprehensive Income

Net income			1,705		$ 1,705	1,705
Other comprehensive loss,
unrealized loss on available for
sale securities (net of tax $15)				(31)	(31)	(31)
Total comprehensive income					$ 1,674

Issuance of common stock-
exercise of stock options
(11,000 shares)	11	81				92

Balances - March 31, 2006	$4,967	$19,886	$27,317	$ (115)		$ 52,055

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(In Thousands)
(Unaudited)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,705	$ 1,661
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	413	270
Net amortization on securities	6	10
Provision for loan losses	103	227
Loss on sale of other real estate	(12)	-
Changes in assets and liabilities:
(Increase) in other assets	(286)	(2,822)
(Increase) in accrued interest receivable	(108)	(222)
Increase in accounts payable and accrued expenses	655	969
Increase (decrease)in interest expense payable	(12)	90
Net cash provided by operating activities	$ 2,464	$ 183

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments
on securities available for sale	$ 981	$ 313
Purchase of securities available for sale	(1,847)	(1,003)
Net (increase) in loans	(25,665)	(30,440)
Proceeds from sale of other real estate	-	151
Purchase of bank premises and equipment	(2,227)	(1,565)
Net cash used in investing activities	$ (28,758)	$ (32,544)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and interest bearing deposits	$ 12,002	$ (4,410)
Net increase in certificates of deposit	13,122	35,371
Net increase (decrease) in borrowings	(2,159)	997
Principal payments on capital lease obligation	(3)	(3)
Cash dividends paid	(1,239)	(1,033)
Proceeds from issuance of common stock	92	75

Net cash provided by financing activities	$ 21,815	$ 30,997

(Decrease) in cash and cash equivalents	$ (4,479)	$ (1,364)
Beginning	40,362	40,649
Ending	$ 35,883	$ 39,285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$ 4,181	$ 2,593

Income taxes	--	--

Change in unrealized gain on securities available for sale	$ (46)	$ (92)

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months Ended March 31, 2006 and 2005

Note 1.  Accounting Policies

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) at March 31, 2006 and December 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.  The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

Note 2. Results of Operations

The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

Note 3.  Securities

Securities held to maturity at March 31, 2006 are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
March 31, 2006
U.S. Government and

federal agencies	$ 497	$ -	$ (24)	$ 473
Obligations of state and
political subdivisions	4,013	52	(32)	4,033
Trust Preferred Securities	2,724	57	(105)	2,676
	$ 7,234	$ 109	$ (161)	$ 7,182

Securities available for sale at March 31, 2006 are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	March 31, 2006
U.S. Government and
federal agencies	$ 13,438	$ -	$ (203)	$ 13,235
Obligations of state and
political subdivisions	7,092	47	(18)	7,121
Mortgage-backed securities	53	1	(2)	52
Other	3,687	-	-	3,687
	$ 24,270	$ 48	$ (223)	$ 24,095

Securities in an unrealized loss position at March 31, 2006 and December 31, 2005, by duration of the unrealized loss, are shown below.  No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.  As of March 31, 2006, there were approximately 40 securities in the consolidated portfolio of the Corporation that have losses, all of which are considered to be temporary.

	March 31, 2006
	Less than 12 months		More than 12 months		Total
(In Thousands)		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
US government and agency securities	$ 8,376	$ (87)	$ 5,332	$ (140)	$ 13,708	$ (227)
Obligations of states and political
subdivisions	2,003	(40)	860	(10)	2,863	(50)
Mortgage-backed securities	-	-	52	(1)	52	(1)
Other Securities	-	-	1,728	(106)	1,728	(106)
	$ 10,379	$ (127)	$ 7,972	$ (257)	$ 18,351	$ (384)

		December 31, 2005
	Less than 12 months		More than 12 months		Total
(In Thousands)		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)

US government and agency securities	$ 7,943	$ (113)	$ 3,420	$ (65)	$ 11,363	$ (178)
Obligations of states and political
subdivisions	3,048	(55)	709	(11)	3,757	(66)
Mortgage-backed securities	76	(1)	53	(1)	1,797	(2)
Other Securities	69	(180)	1,728	(108)	129	(288)
	$ 11,136	$ (349)	$ 5,910	$ (185)	$ 17,046	$ (534)

Note 4. Loans

The consolidated loan portfolio was composed of the following at the dates indicated:

	March 31,	December 31,
	2006	2005
	(In Thousands)

Loans secured by real estate:
Construction and land development	$ 156,438	$ 144,829
Secured by farmland	12,736	5,514
Secured by 1-4 family residential	145,332	141,697
Multi-family residential	27,812	25,560
Nonfarm, nonresidential	155,524	157,587
Loans to farmers (except those secured by real estate)	1,081	1,576
Commercial loans (except those secured by real estate)	72,954	69,869
Loans to individuals (except those secured by real estate)	26,810	26,235
All other loans	5,934	6,129
Total loans	$ 604,621	$ 578,996

Allowance for loan losses	5,654	5,591
Loans, net	$ 598,967	$ 573,405

Impaired loans totaled $1.6 million at March 31, 2006 and $2.0 million at December 31, 2005. Non-accrual loans excluded from impaired loans disclosure under FASB 114 amounted to $80 thousand at March 31, 2006 and $74 thousand at December 31, 2005.

Note 5. Reserve for Loan Losses

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio.  Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance.  The adequacy of the provision for loan losses is reviewed periodically by management through consideration of several factors, including changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality, which includes the assessment of problem loans, and an analysis of anticipated economic conditions in the market area.  An analysis of the allowance for loan losses, including charge-off activity, is presented below for the quarters ended March 31, 2006 and 2005.

	March 31,
(In thousands)	2006	2005

Balance, beginning of period	$5,591	$5,007
Less Charge-offs:
Commercial	2	16
Real estate-mortgage	-	-
Real estate-construction	-	-
Consumer installment loans	66	36

Total	$68	$52

Plus Recoveries:
Commercial	2	3
Real estate-mortgage	-	-
Real estate-construction	-	15
Consumer installment loans	26	38
Total	$28	$56

Additions charged to operating expense	$103	$227

Balance, end of period	$5,654	$5,238

The following is a summary of information pertaining to risk elements and impaired loans at March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
	(In Thousands)
Non-accrual loans	$ 229	$ 614
Loans past due 90 days or more and still accruing interest	369	191
	$ 598	$ 805

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

 Note 6.  Earnings Per Share

 Earnings per share were as follows for the three months ended:

	March 31,		March 31,
	2006		2005
	Shares	Amount	Shares	Amount

Basic earnings per share	4,961,231	$0.34	4,926,403	$0.34

Effect of dilutive securities:
Stock options	132,745		144,683

Diluted earnings per share	5,093,976	$0.33	5,071,086	$0.33

Note 7.  Stock Compensation Plans

The Corporation’s Long-Term Incentive Plan allows for incentive stock options and nonqualified stock options to be granted to certain key employees and directors with an exercise price to be not less than 100% of the fair market value of the stock on the day the stock option is granted. 440,000 shares of the Corporation’s common stock plus sufficient shares to cover the options outstanding under the Corporation’s previous plan have been reserved for the issuance of stock options under the plan.  All options expire ten years from the grant date. All options were 100% vested as of March 31, 2006.

In December 2004, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Account Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  The Corporation adopted SFAS 123R effective January 1, 2006 using the modified perspective method and as such, results for prior periods have not been restated.  Prior to January 1, 2006, no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

As of March 31, 2006, all of Premier’s stock options were fully vested.  Due to the fact that no additional options have been granted since that date, there is no effect on the Corporation’s income statement for the period ending March 31, 2006.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the three months ended March 31, 2005. (dollars in thousands except per share amounts):

Net income, as reported	$1,661
Total stock-based compensation expense
determined under fair value based method
for all awards	(17)
Pro forma net income	$1,644

Basic earnings per share
As reported	$ 0.34
Pro forma	$ 0.33

Diluted earnings per share
As reported	$ 0.33

Pro forma	$ 0.32

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

The following table summarizes stock option plan activity for the three months ended March 31, 2006:

		Weighted	Weighted	Value of
	Number	Average	Average	Unexercised
	of	Exercise	Remaining	In-The-
	Shares	Price	Contractual	Money
			Life (in years)	Options

Options outstanding, January 1	310,650	$ 12.01
Granted	- -	- -
Exercised	(11,000)	8.35
Forfeited	- -	- -
Options Outstanding, March 31	299,650	$ 12.14	6.67	$ 3,139,431

Options exercisable, March 31	310,650	$ 12.14	6.67	$ 3,139,431

The total value of in-the-money options exercised during the first three months ended March 31, 2006 was $156,970.

Note 8.  Deferred Compensation Plans

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

During 2005, a second deferred compensation plan and split dollar life insurance plan were adopted for additional selected officers of the Corporation. Under these new plans, the benefit is equal to 25% of the sum of the individual employee's final base compensation at time of retirement plus the average of bonuses paid during the final five years of service. Benefits are to be paid in annual installments commencing at retirement for a period of 15 years. The agreement provides that if employment is terminated for reasons other than retirement or disability, the benefit is reduced based upon a vesting schedule. If death occurs prior to termination of service, only the accrued benefit and a life insurance benefit of $50,000 is paid to the employees' beneficiary.

The deferred compensation charged to expense as of March 31, 2006 and 2005, based on the present value of the retirement benefits, was $94,364 and $120,657, respectively. The plans are unfunded; however, life insurance has been acquired on the life company employees in amounts sufficient to offset the expense of the obligations.

Note 9.  Other Expenses

The Corporation and its subsidiaries had the following other expenses for the three months ended March 31, 2006 and 2005.

	2006	2005
	(In Thousands)

Advertising	$ 219	$ 213
ATM expense	120	96
Directors' fees	147	118
Postage expense	78	71
Stationery and supplies	100	112
Telephone expense	112	104
Other (no item >1% of revenue)	876	909
	$ 1,652	$ 1,623

Note 10. Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement 140" (Statement 156).  Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities.  Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable.  Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method.  Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing.  Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006.  Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Corporation does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2006 should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this quarterly report and in the Annual Report on Form 10-K for the year ended December 31, 2005.

General

Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) is a Virginia multi-bank holding company headquartered in Winchester, Virginia.  The Corporation owns The Marathon Bank, Rockingham Heritage Bank and its subsidiary, RHB Services, Inc., all of which are located in Virginia, and Premier Bank, Inc. which is headquartered in Martinsburg, West Virginia.

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

Net interest income is our primary source of revenue.  We define revenue as interest income plus non-interest income.  As discussed further in the quantitative and qualitative disclosures about market risk section, we manage our balance sheet and interest rate risk to both maximize and stabilize net interest income.  We do this by monitoring the spread between the interest rates we earn on interest earning assets such as loans and the interest rates we pay on interest bearing liabilities such as deposit accounts.  We attempt to minimize our exposure to interest rate risk, but are unable to eliminate it.  In addition to management of interest rate risk, we analyze our loan portfolio for credit risk.  Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by carefully underwriting and monitoring our extension of credit.  In addition to net interest income, non-interest income is an increasingly important source of income for the Corporation.  Non-interest income is derived chiefly from service charges on deposit accounts (such as charges for non-sufficient funds and ATM fees) as well as commissions and fees from bank services (such as mortgage originations and debit and credit card processing).

On January 12, 2006, the Corporation, Rockingham Heritage Bank and Albemarle First Bank entered into an agreement and plan of merger.  The merger agreement sets forth the terms and conditions of the Corporation’s acquisition of Albemarle First Bank through the merger of Albemarle First Bank with and into Rockingham Heritage Bank.  Consummation of the merger is subject to a number of customary conditions including the approval of the merger by Albemarle First Bank’s shareholders and the receipt of all required regulatory approvals.  The merger is expected to be completed at the beginning of the third quarter of 2006.

Under the terms of the merger agreement (which is further discussed in the 2005 10-K), the Corporation will issue to the shareholders of Albemarle First Bank, for each share of Albemarle First Bank common stock that they own, a number of shares of the Corporation’s common stock with an aggregate market value equal to

$15.80 per share or $15.80 in cash, subject to the limitation that no less than 35% and no more than 50% of the total consideration will be in the form of cash.  Management is considering the possibility of issuing $14.0 million of new trust preferred capital notes to provide funds for the Albemarle First merger.

Financial Overview

At March 31, 2006, we had total assets of $698.5 million, net loans of $599.0 million, deposits of $588.0 million and shareholders’ equity of $52.1 million.  The increase in assets was 14.6% over the amount at March 31, 2005, while net loans and deposits increased 15.8% and 14.2%, respectively, for the same period.

Our earnings per share, on a fully diluted basis, for the quarter ended March 31, 2006 was $0.33, which was unchanged from the same period in 2005. Management is encouraged by the fact that the Corporation was able to maintain the strong earnings of the previous year while investing significant assets in our de novo bank in West Virginia, and absorbing the net operating loss of that subsidiary.  While the new bank is not yet profitable, management believes that our presence in this dynamic market will produce a positive return for investors in the future.

Our return on average equity was 13.51% for the period ended March 31, 2006.  We have been able to achieve this level without relying on a disproportionate share of income from mortgage banking operations.  Our efficiency ratio also increased during this period, rising from 62.44% at March 31, 2005 to 67.03% for the quarter ended March 31, 2006.  This increase was due to the extra staffing and other non-interest expenses incurred to open additional branches and the new bank and service an expanding customer base.  Our efficiency ratio is not a measurement under accounting principles generally accepted in the United States.  For more information on the efficiency ratio and its calculation, see the non interest expense section below.

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

Net Income

Net income for the quarter ended March 31, 2006 was $1.7 million. This is an increase of $44 thousand or 2.6% over the same period in 2005. The provision for income tax expense increased $36 thousand or 4.4% from $818 thousand for the first quarter of 2005 to $854 thousand for the same period in 2006. The return on assets decreased to 0.98% at March 31, 2006, compared to 1.15% for the first quarter of 2005.  Return on equity was 13.51% and 14.93% for the first quarter of 2006 and 2005, respectively.

Total Assets

Total assets of Premier increased to $698.5 million at March 31, 2006 compared to $674.4 million at December 31, 2005, representing an increase of $24.1 million or 3.6%.  Total loans at March 31, 2006, were $604.6 million, of which $497.8 million were loans secured by real estate.  The remaining loans consisted of $73.0 million in commercial loans, $26.8 million in consumer installment loans and $7.0 million in all other loans.  Net loans at March 31, 2006 increased $25.6 million or 4.5% from the December 31, 2005 balance of $573.4 million.  The loan to deposit ratio was 102.8% at March 31, 2006 and 101.4% at March 31, 2005.  Steady loan demand in an expanding market generated the loan growth experienced for this period of 2006.

The investment portfolio increased 3.1% to $31.3 million at March 31, 2006 compared to $30.3 million at December 31, 2005.  Federal funds sold decreased from $19.3 million at December 31, 2005, to $15.3 million at March 31, 2006. Total interest-earning assets increased by $25.6 million or 4.1% to $654.9 million at March 31, 2006 compared to $629.2 million at December 31, 2005.

Allowance for Loan Losses

We maintain the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio.  Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance.  Specific reserves by loan type are established based on overall historical losses, anticipated losses, and inherent risk.  Additionally, specific reserves for individual loans are established depending on the severity of the potential loss.  Loans are individually reserved once classified as a “watch item” by management.  Higher percentages of loans are reserved for individual loans with a more severe classification.  The adequacy of the provision for loan losses is reviewed regularly by management through consideration of several factors including changes in character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality, which includes the identification and assessment of problem loans, and an analysis of anticipated economic conditions in the market area.

The allowance for loan losses, at March 31, 2006, was $5.7 million. This is an increase of $63 thousand or 1.1% from December 31, 2005.  This gives the Corporation a 0.94% allowance for loan losses to total loans.  Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

Total deposits increased to $588.0 million at March 31, 2006, from $562.9 million at December 31, 2005, which is an increase of $25.1 million or 4.5%.  Non-interest bearing deposits increased from $89.4 million at December 31, 2005, to $93.1 million at March 31, 2006.  This is an increase of $3.7 million or 4.1% from December 31, 2005.  During this period, interest bearing checking and savings accounts increased $8.3 million or 5.6% to $157.4 million.  The balance in time deposits was $337.5 million at the end of the first quarter, reflecting an increase of $13.1 million or 4.0% over the end of the year.  At March 31, 2006, non-interest bearing deposits represented 15.8% of total deposits as compared to 15.9% at year-end 2005.  Low cost interest bearing deposits, including savings and interest bearing checking, were 26.8% of total deposits, up slightly from 26.5% at December 31, 2005.  Time deposits represented 57.4% of total deposits at March 31, 2006, a slight decrease from 57.6% at year-end.  Short-term borrowings decreased $4.2 million from the year-end 2005 balance, while Federal Home Loan Bank advances increased by $2 million to $32.0 million.

Shareholders' Equity

Total shareholders’ equity increased by $1.8 million or 3.5% from December 31, 2005 to March 31, 2006. The increase was mostly due to a net profit of $1.7 million for the first three months of 2006. Stock options totaling $92 thousand were exercised.  Accumulated other comprehensive income decreased $31 thousand, net of tax. The primary capital to assets ratio was 7.5%.

Interest Income

Interest income totaled $11.4 million for the three months ended March 31, 2006, $2.5 million or 27.8% higher than the three months ended March 31, 2005.  Interest and fees on loans comprise the vast majority of interest income with $10.9 million for the first three months of 2006.  Interest income from securities increased by $71 thousand or 23.6% from the first quarter of 2005. Interest income on federal funds, the third major component of the Corporation’s interest income, increased $80 thousand or 98.8%.  This is a direct result of the increased balances in federal funds sold, as our total deposit account balances have increased.

Interest Expense

Total interest expense for the three months ended March 31, 2006 was $4.4 million, $1.7 million or 62.4% higher than the three months ended March 31, 2005.  Interest on deposits for the three-month period in 2006 increased by $1.3 million or 56.6% over the same period in 2005.  This increase was attributable to the increased interest rates being paid on deposits, combined with the migration to higher-earning certificates of deposit. Interest on borrowings increased by $378 thousand or 96.7% over the same period last year.  This increase in interest expense is a result of an increase in outstanding Federal Home Loan Bank advances, which occurred in the first quarter of 2006, and the issuance of additional trust preferred capital notes during the second quarter of 2005.

Net Interest Income

Net interest income for the three months ended March 31, 2006 was $7.1 million, $813 thousand or 13.0% higher than the three months ended March 31, 2005. This increase was the result of the combination of the growth in interest earning assets of $25.6 million and the increase in loan interest income.  The net interest margin decreased 28 basis points to 4.40% for the three months ended March 31, 2006 from 4.68% for the same period of 2005.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2006 was $1.1 million, an increase of $75 thousand or 7.1% over the 2005 amount of $1.1 million. Service charges on deposit accounts increased $45 thousand or 6.3% as a result of increased deposit account balances.  Commissions and fees and other non-interest income increased $30 thousand, mostly as a result of increased secondary market fee income and ATM fees.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2006 was $5.5 million, $932 thousand or 20.3% higher than the three months ended March 31, 2005.  Salary expense increased $708 thousand or 29.0%, and occupancy expenses increased by $79 thousand, over the same period in 2005.  The net increase in these expenses was in part a result of additional staffing to handle the growth of the Corporation, the expenses associated with opening additional branches and the new bank, and the costs involved in processing an increasing number of accounts and transactions.

The Corporation's efficiency ratio was 67.0% for the three months ended March 31, 2006 compared to 62.4% for the same period in 2005.  The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency.  This gives investors a better look at how well the Corporation is managing non-interest expenses compared to the growth in income.

We compute our efficiency ratio by dividing non-interest expense by the sum of the net interest income on a tax-equivalent basis and non-interest income, net of securities gains or losses.  The following table reflects the calculation for the efficiency ratio for the quarters ended March 31, 2006 and 2005:

	March 31,
	2006	2005
Total Non-interest Expense	$ 5,526	$ 4,594
	$ 5,526	$ 4,594

Net interest Income	$ 7,061	$ 6,248
Fully Taxable Equivalent adjustment	56	57
Non-interest Income	1,127	1,052
	$ 8,244	$ 7,357

Efficiency Ratio	67.03%	62.44%

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

Capital Resources

The Corporation’s risk-based capital position at March 31, 2006 was $69.6 million, or 11.6% of risk-weighted assets, for Tier I capital, and $79.5 million, or 13.3% for total risk based capital. Tier I capital consists primarily of common shareholders' equity and qualifying Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to total shareholders’ equity. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%.  The Corporation’s issuance of $7.2 million in Trust Preferred Capital Notes in the fourth quarter of 2001, $6.2 million in notes in the third quarter of 2003 and $8.2 million in notes in the second quarter of 2005 are included in the total risk-weighted capital base, and will serve as a long-term source of funding.

The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit and commercial lines of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  There have been no material changes in these instruments from the amounts disclosed in the 2005 Form 10-K.

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

•

successful and timely closing of the merger with Albemarle First Bank and the risks associated with entering a new market area;

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

Interest rate risk is monitored through the use of three complementary modeling tools: static gap analysis, earnings simulation modeling and economic value simulation (net present value estimation).  Each of these models measures changes in a variety of interest rate scenarios.  While each of the interest rate risk measures has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.  Static gap, which measures aggregate re-pricing values, is less utilized since it does not effectively measure the earnings impact on the Corporation and is not addressed here. Earnings simulation and economic value models, however, which more effectively reflect the earnings impact, are utilized by management on a regular basis and are explained below.

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

The following table represents the interest rate sensitivity on net income for the Corporation using different rate scenarios as of December 31, 2005. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2005 data, the latest date for which such data is available to the Corporation.

% Change in
Change in Prime Rate	Net Income
+300 basis points	+18.0%
+200 basis points	+15.4%
+100 basis points	+11.5%
Most Likely	0
-100 basis points	+1.2%
-200 basis points	-4.5%
-300 basis points	-13.2%

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

The following chart reflects the change in net market value by using December 31, 2005 data, over different rate environments with a one-year horizon.  There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2005 data, the latest date for which such data is available to the Corporation.

Change in Economic Value of Equity
Change in Prime Rate	(dollars in thousands)
+300 basis points	334
+200 basis points	161
+100 basis points	(105)
Most Likely	(638)
-100 basis points	(737)
-200 basis points	(2,498)
-300 basis points	(5,794)

Item 4. Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.  As of March 31, 2006, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer.  Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this report, there are no material changes to the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of the 2005 Form 10-K.  In evaluating the risks of the Corporation’s business, investors should carefully consider the risk factors discussed  in the 2005 Form 10-K, which could materially affect the Corporation’s business, financial condition or operating results, in addition to the other information set forth in this report and in other filings with the Securities and Exchange Commission.  The risks described in the 2005 Form 10-K are not the only risks facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or that the Corporation currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

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

DATE:    5/5/06

/s/ Donald L. Unger

DONALD L. UNGER

PRESIDENT & CHIEF EXECUTIVE OFFICER

DATE:    5/5/06

/s/ Frederick A. Board

FREDERICK A. BOARD

CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.

Description

31.1

Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2

Rule 13(a)-14(a) Certification of Chief Financial Officer.

  32.1

Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.