Form 10-Q
period 2006-06-30
PREMIER COMMUNITY BANKSHARES INC
filed 2006-08-09
CIK 854399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2006

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

Accelerated filer    X

Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES            NO  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,660,592 shares of common stock, $1.00 par value, as of August 7, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements are provided at the page numbers indicated.

Consolidated Balance Sheets at

June 30, 2006 and December 31, 2005

3

Consolidated Statements of Income for

the Three Months Ended and Six Months Ended

June 30, 2006 and 2005

4

Consolidated Statements of Changes in

Shareholders’ Equity for the Six Months

Ended June 30, 2006 and 2005

5

Consolidated Statements of Cash Flows for the

Six Months Ended June 30, 2006 and 2005

6

Notes to Consolidated Financial Statements

7–15

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

16–22

Item 3. Quantitative and Qualitative Disclosures about Market Risk

24–25

Item 4. Controls and Procedures

25

Part II. OTHER INFORMATION

26-27

Signatures

28

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets
(In Thousands, Except for Share Data)

	June 30,	December 31,
	2006	2005
Assets:	(Unaudited)	(Audited)
Cash and due from banks	$ 24,142	$ 20,459
Interest-bearing deposits in other banks	4,294	633
Federal funds sold	40,990	19,270
Securities available for sale, at fair value	24,693	23,142
Securities held to maturity (fair value: June 30, 2006,
$6,980; December 31, 2005, $6,983)	7,096	7,237
Loans, net of allowance for loan losses of $5,758 at
June 30, 2006 and $5,591 at December 31, 2005	620,044	573,405
Bank premises and equipment, net	19,127	16,802
Accrued interest receivable	2,671	2,467
Other real estate	-	124
Other assets	13,074	10,857

Total Assets	$ 756,131	$ 674,396

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$ 97,340	$ 89,405
Savings and interest-bearing demand deposits	163,906	149,080
Time deposits	350,839	324,395
Total deposits	612,085	562,880
Short-term borrowings	216	4,393
Accounts payable and accrued expenses	3,924	5,014
Capital lease payable	163	169
Federal Home Loan Bank advances	50,000	30,000
Trust Preferred Capital Notes	36,084	21,651
Total Liabilities	$ 702,472	$ 624,107

Shareholders' Equity:
Preferred stock, Series A, 5% noncumulative, no par
value; 1,000,000 shares authorized and unissued	$ -	$ -
Common stock, $1 par value, 20,000,000 shares authorized
June 30, 2006, 4,971,804 shares issued and outstanding;
December 31, 2005, 4,955,648 shares issued and outstanding	4,972	4,956
Capital surplus	19,867	19,805
Retained earnings	29,090	25,612
Accumulated other comprehensive loss	(270)	(84)
Total Shareholders' Equity	53,659	50,289

Total Liabilities and Shareholders' Equity	$ 756,131	$ 674,396

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2,006	2005
Interest and dividend income:
Interest and fees on loans	$ 11,971	$ 9,236	$ 22,855	$ 17,785
Interest on investment securities:
Nontaxable	41	43	81	87
Taxable	62	53	128	120
Interest and dividends on securities available for sale:
Nontaxable	66	66	135	132
Taxable	152	118	296	216
Dividends	36	45	77	70
Interest on deposits in banks	52	2	64	3
Interest on federal funds sold	145	151	306	232
Total interest and dividend income	$ 12,525	$ 9,714	$ 23,942	$ 18,645

Interest expense:
Interest on deposits	$ 4,116	$ 2,662	$ 7,700	$ 4,950
Interest on capital lease obligations	4	3	7	7
Interest on borrowings	949	511	1,718	902
Total interest expense	$ 5,069	$ 3,176	$ ,425	$ 5,859

Net interest income	$ 7,456	$ ,538	$ 14,517	$ 12,786
Provision for loan losses	199	100	302	327
Net interest income after prov. for loan losses	$ 7,257	$ 6,438	$ 14,215	$ 12,459

Noninterest income:
Service charges on deposit accounts	$ 799	$ 793	$ 1,560	$ 1,509
Commissions and fees	277	233	527	463
Other	209	109	325	215
Total noninterest income	$ 1,285	$ 1,135	$ 2,412	$ 2,187

Noninterest expense:
Salaries and employee benefits	$ 3,166	$ 2,596	$ 6,316	$ 5,038
Net occupancy expense of premises	389	272	727	531
Furniture and equipment	403	295	789	565
Other	1,913	1,766	3,565	3,389
Total noninterest expenses	$ 5,871	$ 4,929	$ 11,397	$ 9,523

Income before income taxes	$ 2,671	$ 2,644	$ 5,230	$ 5,123

Provision for income taxes	898	871	1,752	1,689

Net income	$ 1,773	$ 1,773	$ 3,478	$ 3,434

Average shares:
Basic	4,969,720	4,935,946	4,965,499	4,931,201
Assuming dilution	5,094,457	5,073,432	5,094,240	5,072,286

Earnings per common share:
Basic	$ 0.36	$ 0.36	$ 0.70	$ 0.70
Assuming dilution	0.35	0.35	0.68	0.68
See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity
For the Six Months Ended June 30, 2006 and 2005
(In Thousands, Except for Share Data)
(Unaudited)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income	Income	Equity

Balance December 31, 2004	$ 4,920	$19,502	$19,710	$ 130		$ 44,262

Comprehensive Income
Net income			3,434		$ 3,434	3,434
Other comprehensive loss,
Unrealized loss on available for
sale securities (net of tax$39)				(76)	(76)	(76)
Total comprehensive income					$ 3,358

Issuance of common stock-
exercise of stock options
(18,250 shares)	18	106				124

Balances - June 30, 2005	$ 4,938	$19,608	$23,144	$ 54		$ 47,744

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Loss	Income	Equity

Balance December 31, 2005	$4,956	$19,805	$25,612	$ (84)		$ 50,289

Comprehensive Income
Net income			3,478		$ 3,478	3,478
Other comprehensive loss,
unrealized loss on available for
sale securities (net of tax$94)				(186)	(186)	(186)
Total comprehensive income					$ 3,292

Issuance of common stock-
exercise of stock options
(27,900 shares)	28	300				328
exercise of cashless options
(11,744 shares)	(12)	(242)				(254)
Stock compensation expense		4				4
Balances - June 30, 2006	$ 4,972	$19,867	$29,090	$ (270)		$ 53,659

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(In Thousands)

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,478	$ 3,434
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	863	577
Net amortization on securities	12	24
Provision for loan losses	302	327
Loss on sale of other real estate	(12)	-
Changes in assets and liabilities:
(Increase) in other assets	(2,099)	(3,455)
(Increase) in accrued interest receivable	(204)	(320)
Increase (decrease) in accounts payable and accrued expenses	75	(253)
Increase in interest expense payable	72	162
Net cash provided by operating activities	$ 2,487	$ 496

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and principal payments
on securities held to maturity	$ 134	$ 155
Proceeds from maturities, calls and principal payments
on securities available for sale	3,491	1,777
Purchase of securities available for sale	(5,326)	(2,218)
Net increase in loans	(46,941)	(43,307)
Proceeds from sale of other real estate	112	151
Purchase of bank premises and equipment	(3,188)	(2,732)
Net cash used in investing activities	$ (51,718)	$ (46,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits and interest bearing deposits	$ 22,762	$ 180
Net increase in time deposits	26,444	46,586
Net increase (decrease) in borrowings	15,823	(8,767)
Proceeds from trust preferred capital notes	14,433	8,248
Principal payments on capital lease obligation	(6)	(5)
Cash dividends paid	(1,239)	(1,033)
Stock Compensation Expense	4	-
Net proceeds from issuance of common stock	78	123
Net cash provided by financing activities	$ 78,295	$ 45,332

Increase (decrease) in cash and cash equivalents	$ 29,064	$ (346)
Beginning	40,362	40,649
Ending	$ 69,426	$ 40,303

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$ 9,497	$ 5,697

Income taxes	$ 2,090	$ 1,705

Change in unrealized gain on securities available for sale	$ (280)	$ (115)

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

For the Six Months Ended June 30, 2006 and 2005

Note 1. Accounting Policies

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) at June 30, 2006 and December 31, 2005, the results of operations and cash flows for the six month periods ended June 30, 2006 and 2005, and the results of operations for the quarters ended June 30, 2006 and 2005. The statements should be read in conjunction with the Notes to the Consolidated Financial Statements included in Premier’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

Note 2. Securities

Securities held to maturity at June 30, 2006 are summarized as follows
(in thousands):
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	June 30, 2006
U.S. Government and
federal agencies	$497	$ -	($38)	$459
Obligations of state and
political subdivisions	3,883	17	(46)	3,854
Other securities	2,716	49	(98)	2,667
	$7,096	$66	($182)	$6,980

Securities available for sale at June 30, 2006 are summarized as follows
(in thousands):
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	June 30, 2006
U.S. Government and
federal agencies	$15,480	$ -	($317)	$15,163
Obligations of state and
political subdivisions	5,073	3	(92)	4,984
Mortgage-backed securities	52	-	(3)	49
Other securities	4,497	-	-	4,497
	$25,102	$3	($412)	$24,693

Securities in an unrealized loss position at June 30, 2006 and December 31, 2005, by duration of the unrealized loss, are shown below. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates. There were approximately 52 securities in the consolidated portfolio of the Corporation that had losses as of June 30, 2006, all of which are considered to be temporary. Management has evaluated the investment portfolio by security and determined the declines in fair value were primarily attributable to changes in market interest rates, not in estimated cash flows or credit quality, and therefore no other-than-temporary impairment was recorded at the end of the reporting period.

		June 30, 2006
	Less than 12 months		More than 12 months		Total
(In Thousands)		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government and federal
agencies	$ 8,025	$ (142)	$ 6,210	$ (213)	$ 14,235	$ (357)
Obligations of states and political
subdivisions	3,893	(59)	2,008	(79)	5,901	(138)
Mortgage-backed securities	-	-	49	(2)	49	(2)
Other securities	-	-	1,728	(97)	1,728	(97)
	$ 11,918	$ (201)	$ 9,995	$ (391)	$ 21,913	$ (594)

		December 31, 2005
	Less than 12 months		More than 12 months		Total
(In Thousands)		Unrealized		Unrealized		Unrealized
	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government and federal
agencies	$ 7,943	$ (113)	$ 3,420	$ (65)	$ 11,363	$ (178)
Obligations of states and political
subdivisions	3,048	(55)	709	(11)	3,757	(66)
Mortgage-backed securities	76	(1)	53	(1)	129	(2)
Other securities	69	(180)	1,728	(108)	1,797	(288)
	$ 11,136	$ (349)	$ 5,910	$ (185)	$ 17,046	$ (534)

Note 3. Loans

The consolidated loan portfolio was composed of the following at the dates indicated:

	June 30,	December 31,
	2006	2005
	(In Thousands)

Loans secured by real estate:
Construction and land development	$ 161,121	$ 144,829
Secured by farmland	14,396	5,514
Secured by 1-4 family residential	149,393	141,697
Multi-family residential	29,967	25,560
Nonfarm, nonresidential	166,144	157,587
Loans to farmers (except those secured by real estate)	1,100	1,576
Commercial loans (except those secured by real estate)	72,004	69,869
Loans to individuals (except those secured by real estate)	25,333	26,235
All other loans	6,344	6,129
Total loans	$ 625,802	$ 578,996

Allowance for loan losses	5,758	5,591
Loans, net	$ 620,044	$ 573,405

Impaired loans totaled $1.3 million at June 30, 2006 and $2.0 million at December 31, 2005. Non-accrual loans excluded from impaired loans disclosure under the Financial Accounting Standards Board Statement No. 114 amounted to $56 thousand at June 30, 2006 and $74 thousand at December 31, 2005.

Note 4. Reserve for Loan Losses

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The adequacy of the provision for loan losses is reviewed periodically by management through consideration of factors including changes in the character and size of the loan portfolio and related loan experience, a review and examination of overall loan quality which includes the assessment of problem loans and an analysis of anticipated economic condition in the market area. An analysis of the allowance for loan losses, including charge-off activity, is presented below for the six months ended June 30, 2006 and 2005.

Balance, beginning of period	$5,591	$5,007
Less Charge-offs:
Commercial	3	35
Real estate-mortgage	0	0
Real estate-construction	0	0
Credit cards	15	5
Consumer installment loans	164	117
Total	$182	$157

Plus Recoveries:
Commercial	7	4
Real estate-mortgage	0	0
Real estate-construction	0	15
Credit cards	4	1
Consumer installment loans	36	59
Total	$47	$79

Additions charged to operating expense	302	$327

Balance, end of period	$5,758	$5,256

The following is a summary of information pertaining to risk elements and impaired loans at June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
	(In Thousands)
Non-accrual loans	$168	$614
Loans past due 90 days or more and still accruing interest	158	191
	$326	$805

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well–secured and in process of collection. Loans are placed on non-accrual at an earlier date or charged off if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Note 5. Earnings Per Share

Earnings per share were as follows for the six months ended:

	For the Six Months Ended:
	June 30,		June 30,
	2006		2005
	Shares	Amount	Shares	Amount

Basic earnings per share	4,965,499	$0.70	4,931,201	$0.70

Effect of dilutive securities:
Stock options	128,741		141,085

Diluted earnings per share	5,094,240	$0.68	5,072,286	$0.68

Note 6. Stock Compensation Plans

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Corporation adopted SFAS 123R effective January 1, 2006 using the modified perspective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

As a result of the Corporation’s application of the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the six months ended June 30, 2006, the Corporation recognized stock compensation expense of $4,187. This minimal impact is a result of the Corporation having vested all outstanding stock options as of December 31, 2005.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

The following table summarizes stock option plan activity for the six months ended June 30, 2006:

		Weighted	Weighted	Value of
	Number	Average	Average	Unexercised
	of	Exercise	Remaining	In-The-
	Shares	Price	Contractual	Money
			Life (in years)	Options

Options outstanding, January 1	314,650	$12.01
Granted	9,000	21.05	10.00
Exercised	(27,900)	11.59
Forfeited	- -	- -
Options outstanding, June 30	295,750	$ 12.40	6.55	$ 2,418,763

Options exercisable, June 30	288,750	$ 11.95	6.46	$ 2,422,053

The total value of in-the-money options exercised during the first six months ended June 30, 2006 was $250,842.

Note 7. Deferred Compensation Plans

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

The deferred compensation charged to expense as of June 30, 2006 and 2005, based on the present value of the retirement benefits, was $204,175 and $266,391, respectively. The plans are unfunded; however, life insurance has been acquired on the life of company employees in amounts sufficient to offset the expense of the obligations.

Note 8. Other Expenses

The Corporation and its subsidiaries had the following other expenses for the six months ended June 30, 2006 and 2005.

	2006	2005
	(In Thousands)

Advertising	$ 375	$ 378
ATM Expense	249	199
Directors' Fees	310	247
Other Outside Service	209	64
Postage Expense	148	139
Stationery and Supplies	199	229
Telephone Expense	227	200
Other (no item >1% of revenue)	1,848	1,933
	$ 3,565	$ 3,389

Note 9. Trust Preferred Capital Notes

On June 20, 2006, the Corporation entered into an agreement with Wilmington Trust Company to issue an additional $14.4 million in Trust Preferred Capital Notes. The Corporation received the proceeds from this issue of subordinated debt on June 20, 2006. The issue has a floating interest rate of 1.55% plus the prevailing 3-month LIBOR rate. The issue has a maturity date of June 20, 2036. The Corporation has created Premier Statutory Trust IV to administer this new Trust Preferred obligation. The proceeds have been used to fund the acquisition of Albemarle First Bank. This acquisition is further discussed in Note 10 below.

Note 10. Subsequent Event

On July 1, 2006, the Corporation completed the acquisition of Albemarle First Bank (“Albemarle”) headquartered in Charlottesville, Virginia.  Under the terms of the acquisition agreement, Albemarle merged with and into Rockingham Heritage Bank (“Rockingham”), a subsidiary of the Corporation, and currently operates as a division of Rockingham.

The total consideration paid to Albemarle shareholders in connection with the acquisition was approximately $29 million, which consisted of approximately $14.5 million in cash and the issuance of 688,788 shares of the Corporation’s common stock.  The operations of Albemarle, as part of Rockingham, will be included in the Corporation’s financial statements beginning July 1, 2006.  As of June 30, 2006, Albemarle had total assets of $122.1 million.

In connection with the acquisition of Albemarle, the Corporation formed Premier Statutory Trust IV (as discussed above in note 9) to facilitate the cash payment of $14.5 million as required in the terms of the acquisition agreement.

Note 11. Recent Accounting Pronouncements

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations for the six months and three months ended June 30, 2006 should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this quarterly report and in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

•

the risks associated with entering a new market area related to the merger with Albemarle First Bank;

•

reliance on our management team, including our ability to attract and retain key personnel;

•

the successful management of interest rate risk;

•

the risks of a “cool down” or “slow down” in the real estate market that might affect the real estate portion of our loan portfolio;

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

General

Premier Community Bankshares, Inc. (“Premier” or the “Corporation”) is a Virginia multi-bank holding company headquartered in Winchester, Virginia. The Corporation owns The Marathon Bank, Rockingham Heritage Bank and its subsidiary, RHB Services, Inc., all of which are located in Virginia, and Premier Bank, Inc., which is headquartered in Martinsburg, West Virginia and began operating as a de novo bank on July 18, 2005. On July 1, 2006, the Corporation acquired Albemarle First Bank in Charlottesville, Virginia. Albemarle merged with and into Rockingham Heritage Bank and will operate as a division thereof. For more information on this merger, see Note 10 of the Notes to Consolidated Financial Statements.

The Corporation and its subsidiaries are engaged in the business of offering financial services to the general public. Premier offers checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Corporation also offers financial services, travelers’ checks, safe deposit boxes, collection, notary public and other customary bank services (with the exception of trust services) to its customers.

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

Premier Bank, Inc. has signed a $1.65 million contract for the construction of its permanent headquarters, which will be located in Martinsburg, West Virginia. The bank is currently operating out of a temporary facility. In addition, Premier Bank has executed a lease for a branch facility to be located in Charles Town, West Virginia. That facility is expected to open during the later part of the fourth quarter of 2006.

On June 23, 2006, Marathon Bank sold its credit card portfolio to a third party. Credit cards in Marathon’s name will still be offered, but will be serviced and owned by the third party vendor. This transaction resulted in the recognition of a one-time gain on sale of assets in the amount of $109,961.

Financial Overview

At June 30, 2006, the Corporation had total assets of $756.1 million, net loans of $620.0 million, deposits of $612.1 million and shareholders’ equity of $53.7 million. The increase in assets was 21.1% over the amount at June 30, 2005, while net loans and deposits increased 17.0% and 15.3%, respectively, for the same period.

Our earnings per share, on a fully diluted basis, for the quarter ended June 30, 2006 was $0.35, unchanged from the same period in 2005. Management is encouraged by the fact that, although new operations increased operating expenses significantly, the Corporation was able to absorb these costs through continued growth in earning assets to increase net income year over year. The Corporation has experienced a net operating loss from the operation of the de novo bank in West Virginia in the amount of $510 thousand through the first six months of 2006. An operating loss is customary and expected as a de novo bank begins to ramp up its operations and expand its trade area. The Corporation also added three additional branch offices during the first six months of 2006. The costs related to opening and staffing these new facilities have also had a negative impact on the Corporation’s net income. Management feels that these investments in expanded operations are necessary and will have a positive impact on earnings in the future. However, these results cannot be guaranteed and are subject to the factors that are disclosed in “Caution About Forward Looking Statements” above, which may cause results which are materially different than our expectations.

Our return on average equity was 13.48% for the six months ended June 30, 2006. We have been able to achieve this level without relying on a disproportionate share of income from mortgage banking operations. Due to the higher operating costs noted above, our efficiency ratio also increased during this period, rising from 63.1% for the six months ended June 30, 2005 to 66.9% for the period ended June 30, 2006. For more information on the efficiency ratio and its calculation, see the non interest expense section below.

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

Our allowance for loan losses is determined by evaluating our loan portfolio on at least a quarterly basis. Particular attention is paid to individual loan performance, collateral values, borrower financial condition and overall economic conditions. The evaluation includes a close review of the internal watch list and other non-performing loans. Management uses three steps in calculating the balance of the allowance. The first step is the specific classification, which examines problem loans and applies a weight factor to each category. The weight factor is based upon historical data, and the loans within each category are reviewed on a monthly basis to determine changes in their status. The second step applies a predetermined rate against total loans with unspecified reserves. Again, this rate is based upon experience and can change over time. The third step is an unallocated allowance, which is determined by economic events and conditions that may have a real, but as yet undetermined, impact upon the portfolio. Each of these steps is based on data that can be subjective and the actual losses may be greater or less than the amount of the allowance. However, management feels that the allowance represents a reasonable assessment of the risk embedded in the portfolio.

Net Income

Net income for the quarter ended June 30, 2006 was $1.8 million, unchanged from the same period in 2005. The provision for income tax expense increased $27 thousand from $871 thousand for the 2005 period to $898 thousand for the 2006 period. The annualized return on assets was 0.97% for the second quarter of 2006 as compared to 1.15% for the same period of 2005. Annualized return on equity was 13.38% and 15.18% for the second quarters of 2006 and 2005, respectively. This decline is primarily attributable to the losses and expenses incurred from investing in the de novo bank and new branch facilities, discussed previously.

Net income for the six months ended June 30, 2006 was $3.5 million compared to $3.4 million for the same period in 2005. This is an increase of $44 thousand or 1.3% over the same period in 2005. The provision for income tax expense increased $63 thousand from $1.7 million for the 2005 period to $1.8 million for the 2006 period. The annualized return on assets was 0.97% for the first six months of 2006 as compared to 1.15% for the same period of 2005. For the first half of 2006 the annualized return on equity was 13.48%, compared to 15.06% for the same period in 2005.

Total Assets

Total assets increased $81.7 million or 12.1% to $756.1 million at June 30, 2006 compared to $674.4 million at December 31, 2005. Total loans at June 30, 2006 were $625.8 million, of which $521.0 million were loans secured by real estate. The remaining loans consisted of $73.1 million in commercial loans, $25.3 million in consumer loans and $6.4 million in all other loans. Net loans at June 30, 2006 were $620.0 million, an increase of $46.6 million or 8.1% from the December 31, 2005 amount of$573.4 million. The loan to deposit ratio was 102.2% at June 30, 2006 and 102.9% at December 31, 2005. Steady loan demand in an expanding market generated the loan growth experienced for the first six months of 2006. In response to the national and local cooling in the real estate market, management is closely monitoring all loans secured by real estate and the Corporation’s exposure to or concentration in these types of loans. We expect the strong and diversified economies and low unemployment rates in our market areas to help to offset the expected compression in the net interest margin.

The investment portfolio increased 4.6% to $31.8 million at June 30, 2006 compared to $30.4 million at December 31, 2005. Federal funds sold increased $21.7 million to $41.0 million at June 30, 2006 compared to $19.3 million at December 31, 2005. Total interest earning assets increased $73.6 million or 11.7% from December 31, 2005 to June 30, 2006. This increase was the result of the increase in outstanding loan balances and the increase in fed funds sold, due to the timing of additional FHLB advances and the receipt of proceeds from the new Trust Preferred issue, which is discussed in greater detail in Note 9 of this quarterly report.

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

The allowance for loan losses at June 30, 2006, was $5.8 million. This is an increase of $167 thousand or 3.0% from December 31, 2005. This gives the Corporation a 0.92% allowance for loan losses to total loans. Management has completed an analysis on the reserve and believes the reserve is adequate.

Liabilities

Total deposits increased to $612.1 million at June 30, 2006 from $562.9 million at December 31, 2005, which is an increase of $49.2 million or 8.7%. Non-interest bearing deposits were $97.3 million at June 30, 2006, an increase of $7.9 million or 8.8% from the amount at December 31, 2005. During this period, interest bearing checking and savings accounts increased $14.8 million or 9.9% to $163.9 million. The amount of time deposits was $350.8 million at the end of the second quarter, reflecting an increase of $26.4 million or 8.1% over the amount at the end of the year. At June 30, 2006 non-interest bearing deposits represented 15.9% of total deposits as compared to 15.9% at year-end 2005. Low cost interest-bearing deposits including savings and interest bearing checking were 26.8% of total deposits.  Time deposits represented 57.3% of total deposits at June 30, 2006, down slightly from 57.6% at year-end 2005. The increase in time deposits is the result of Premier’s ability to offer competitive rates in its market area; however, if this trend continues, it may further compress the net interest margin. The Corporation has been experiencing a changing trend in its deposit mix from lower cost savings and money market accounts to higher cost time deposits. This is consistent with national and local trends in our industry, and the Corporation continues to create new deposit products and explore other avenues of achieving higher profits.

Shareholders' Equity

Total equity increased by $3.4 million or 6.8% from December 31, 2005 to June 30, 2006. The increase was due to a $3.5 million net profit for the first six months of 2006 plus exercised stock options of $77 thousand and an increase of $270 thousand in accumulated other comprehensive loss. The primary capital to assets ratio was 7.1% at June 30, 2006.

Interest Income

Interest income totaled $23.9 million for the six months ended June 30, 2006, $5.3 million or 28.4% higher than the amount for the six months ended June 30, 2005. Interest and fees on loans of $22.9 million comprise the majority of interest income. Interest income from investment securities was $639 thousand for the first six months of 2006, an increase of $85 thousand or 15.3% from the same period in 2005. Interest income on federal funds, the third major component of the Corporation’s interest income, increased $74 thousand or 31.8%. The increase in interest income on federal funds balances was the result of higher fed funds balances earlier in the six-month period.

Interest Expense

Total interest expense for the six months ended June 30, 2006 was $9.4 million, $3.6 million or 60.9% higher than the amount for the six months ended June 30, 2005. Interest on deposits for the six-month period increased by $2.8 million or 55.6% over the same period in 2005, due to higher deposit balances and increased short term interest rates. Interest on borrowings increased by $816 thousand or 90.4% over the same period last year.

Net Interest Income

Net interest income for the six months ended June 30, 2006 was $14.5 million, $1.7 million or 13.5% higher than the amount for the six months ended June 30, 2005. This increase is the result of the growth in earning assets of $120.3 million from June 30, 2005 to June 30, 2006, offset by an increase in certificate of deposit rates. Despite the increase in rates, the Corporation was able to maintain a high net interest margin. The net interest margin for the six months ended June 30, 2006 was 4.50%, down slightly from 4.63% for the same period of 2005. Premier is liability sensitive for interest bearing balances repricing or maturing within one year.

Non-interest Income

Total non-interest income for the six months ended June 30, 2006 was $2.4 million, an increase of $225 thousand or 10.3% from the 2005 amount of $2.2 million. Commissions and fees income increased $63 thousand or 13.7% as a result of increased secondary market mortgage commissions. The Corporation also had a one-time gain of $110 thousand as a result of the sale of Marathon Bank’s credit card portfolio. Fee income is traditionally the major component of non-interest income.

Non-interest Expense

Total non-interest expense for the six months ended June 30, 2006 was $11.4 million, $1.9 million or 19.7% higher than the amount for the six months ended June 30, 2005. Salary expense increased $1.3 million or 25.4%, and occupancy expense increased by $196 thousand from the same period in 2005. The net increase in these expenses was in part a result of additional staffing to handle the growth of the Corporation, the expenses associated with opening additional branches, and the costs involved in processing an increasing number of accounts and transactions.

The Corporation's efficiency ratio was 66.9% for the six months ended June 30, 2006 compared to 63.1% for the same period in 2005. The efficiency ratio is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency.

We compute our efficiency ratio by dividing non-interest expense by the sum of the net interest income on a tax-equivalent basis and non-interest income, net of securities gains or losses. The following table reflects the calculation for the efficiency ratio for the six months ended June 30, 2006 and 2005:

	June 30,
	2006	2005
Total Non-interest Expense	$ 11,397	$ 9,523
	$ 11,397	$ 9,523

Net interest Income	$ 14,517	$ 12,786
Fully Taxable Equivalent adjustment	111	113
Non-interest Income	2,412	2,187
	$ 17,040	$15,086

Efficiency Ratio	66.9%	63.1%

Two important factors may impact non-interest expense for 2006 and going forward.  First, the Board of Directors approved a plan by management to begin assessing the feasibility of streamlining and consolidating back-office operations of the Corporation.  Currently, the subsidiary banks primarily operate these functions autonomously.  In light of the continued compression on the net interest margin and in an effort to restructure the overall operations of the Corporation to become more efficient and potentially lower the operating costs of the Corporation, management has begun a study of areas to consolidate at the holding company level.  The Corporation believes the consolidation of these operations will provide cost and operating efficiencies; however, these results cannot be guaranteed and are subject to the factors that are disclosed in “Caution About Forward Looking Statements” above, which may cause results which are materially different than our expectations. As such, the Corporation cannot accurately quantify or estimate the potential cost savings related to the consolidation, as this study has just recently commenced.

The Corporation has re-evaluated an expansion plan for the main office of Marathon Bank, as the overall plans will now differ materially from the Corporation’s original intent.  This resulted in a one-time charge recorded in the amount of $129 thousand to write-off capitalized expenses related to this project.

Second, after a detailed review of the useful life of certain software products, the Corporation determined the useful life of these products was longer than the amortization period being applied.  Consistent with Accounting Principles Bulletin (APB) 20 “Accounting Changes”, the Corporation applied the changes in accounting estimate to these products beginning with the third quarter of 2006. As required by APB 20, the

Corporation will begin accounting for this change in accounting estimate in the period of change and in future periods prospectively.  There will not be a restatement regarding amounts previously reported in the Corporation’s financial statements.  Currently, these products are amortized over a three year period and, beginning in the third quarter of 2006, a five year life will be applied to all affected assets and any new purchases subsequent to this date.  The Corporation estimates this change in accounting estimate will reduce amortization expense for the applicable assets currently recorded by approximately $102 thousand for the remainder of 2006 and $149 thousand for 2007.

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

Capital Resources

The Corporation’s risk-based capital position at June 30, 2006 was $71.9 million, or 11.50% of risk-weighted assets for Tier 1 capital, and $96.4 million, or 15.42% for total risk based capital. Tier 1 capital consists primarily of common shareholders' equity and qualifying Trust Preferred Capital Notes. Tier 2 capital includes the allowance for loan losses and the portion of Trust Preferred Capital Notes that does not qualify for inclusion in Tier 1 capital. Total risk-based capital is the sum of Tier 1 and Tier 2 capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier 1 capital of at least 4% and a total capital ratio of 8%. The Corporation’s issuance of $7.2 million in Trust Preferred Capital Notes in the fourth quarter of 2001, $6.2 million in notes in the third quarter of 2003, $8.2 million in notes in the second quarter of 2005 and, as described below, $14.4 million in notes during the second quarter of 2006 are included in risk-based capital, and will serve as a long-term source of funding.

On June 20, 2006, the Corporation entered into an agreement with Wilmington Trust Company to issue an additional $14.4 million in Trust Preferred Capital Notes. The Corporation received the proceeds from this issue of subordinated debt on June 20, 2006. The issue has a floating interest rate of 1.55% plus the prevailing 3-month LIBOR rate. The issue has a maturity date of June 20, 2036. The Corporation has created Premier Statutory Trust IV to administer this new Trust Preferred obligation. The proceeds have been used to fund the acquisition of Albemarle First Bank.

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

The following table represents the interest rate sensitivity on net interest income for the Corporation using different rate scenarios at June 30, 2006.

% Change in
Change in Prime Rate	Net Income
+300 basis points	+7.8%
+200 basis points	+7.4%
+100 basis points	+5.5%
Most Likely	0
-100 basis points	-2.0%
-200 basis points	-4.8%
-300 basis points	-8.4%

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

The following chart reflects the change in net market value by using June 30, 2006 data over different rate environments with a one-year horizon.

Change in Economic Value of Equity
Change in Prime Rate	(dollars in thousands)
+300 basis points	(5,643)
+200 basis points	(5,487)
+100 basis points	(5,611)
Most Likely	(6,213)
-100 basis points	(5,312)
-200 basis points	(6,551)
-300 basis points	(10,173)

Item 4. Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of June 30, 2006, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)

Premier Community Bankshares, Inc. held its Annual Meeting of Shareholders on Tuesday, May 2, 2006 in Strasburg, Virginia.

(b)

Not Applicable

(c)

At the Annual Meeting, the shareholders approved the election of five of the directors of the Company and the appointment of the firm Yount, Hyde & Barbour, P.C. as the independent auditors for the fiscal year ending December 31, 2006.

The votes cast for or withheld in the election of the directors were as follows:

NAME	FOR	WITHHELD
Stephen T. Heitz	4,027,994	222,464
John K. Stephens	4,047,552	202,906
Donald L. Unger	4,048,548	201,910
James C. Youngblood	4,049,148	201,310
D. Frank Hill, III	4,232,298	18,160

The votes cast for, against or abstain to approve the ratification of Yount, Hyde & Barbour, P.C. as independent auditors for the fiscal year ending December 31, 2006 were as follows:

NAME	FOR	AGAINST	ABSTAIN
Independent Auditors - Yount, Hyde & Barbour, P.C.	4,220,741	25,339	4,378

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

DATE:   8/8/06

/s/ Donald L. Unger

DONALD L. UNGER

PRESIDENT AND CEO

DATE:   8/8/06

/s/ Frederick A. Board

FREDERICK A. BOARD

CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.

Description

31.1

Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2

Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1

Statement of Chief Executive Officer and Chief

Financial Officer Pursuant to 18 U.S.C. Section 1350.