Form 10-Q
period 2006-09-30
PREMIER COMMUNITY BANKSHARES INC
filed 2006-11-09
CIK 854399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,680,842, $1.00 par value, as of November 6, 2006.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets

(In Thousands, Except for Share Data)

	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Assets:
Cash and due from banks	$24,543	$20,459
Interest-bearing deposits in other banks	6,074	633
Federal funds sold	12,573	19,270
Securities available for sale, at fair value	34,324	23,142
Securities held to maturity (fair value: September 30, 2006, $ 6,929; December 31, 2005, $6,983)	7,042	7,237
Loans, net of allowance for loan losses of $6,822 at September 30, 2006 and $5,591 at December 31, 2005	733,979	573,405

Bank premises and equipment, net	25,114	16,802
Accrued interest receivable	3,667	2,467
Other real estate	—	124
Other assets	31,504	10,857

Total assets	$878,820	$674,396

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand deposits	$98,325	$89,405
Savings and interest-bearing demand deposits	200,413	149,080
Time deposits	412,777	324,395

Total deposits	711,515	562,880
Short-term borrowings	541	4,393
Accounts payable and accrued expenses	5,234	5,183
Federal Home Loan Bank advances	55,000	30,000
Trust Preferred Capital Notes	36,084	21,651

Total liabilities	$808,374	$624,107

Shareholders’ Equity:
Preferred stock, Series A, 5% noncumulative, no par value; 1,000,000 shares authorized and unissued	$—	$—
Common stock, $1 par value, 20,000,000 shares authorized September 30, 2006, 5,679,842 shares issued and outstanding; December 31, 2005, 4,955,648 shares issued and outstanding	5,680	4,956
Additional paid-in-capital	33,778	19,805
Retained earnings	31,106	25,612
Accumulated other comprehensive (loss)	(118)	(84)

Total shareholders’ equity	70,446	50,289

Total liabilities and shareholders’ equity	$878,820	$674,396

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income:
Interest and fees on loans	$14,676	$9,935	$37,531	$27,720
Interest on securities held to maturity:
Nontaxable	39	42	120	129
Taxable	62	62	190	182
Interest and dividends on securities available for sale:
Nontaxable	48	69	183	201
Taxable	333	123	629	339
Dividends	56	28	133	98
Interest on deposits in banks	73	27	137	30
Interest on federal funds sold	265	190	571	422

Total interest and dividend income	$15,552	$10,476	$39,494	$29,121

Interest expense:
Interest on deposits	$5,473	$2,963	$13,173	$7,913
Interest on borrowings and other	1,411	539	3,136	1,448

Total interest expense	$6,884	$3,502	$16,309	$9,361

Net interest income	$8,668	$6,974	$23,185	$19,760
Provision for loan losses	71	245	373	572

Net interest income after provision for loan losses	$8,597	$6,729	$22,812	$19,188

Noninterest income:
Service charges on deposit accounts	$825	$813	$2,385	$2,322
Commissions and fees	293	242	820	705
Other	297	130	622	345

Total noninterest income	$1,415	$1,185	$3,827	$3,372

Noninterest expenses:
Salaries and employee benefits	$3,850	$3,050	$10,166	$8,354
Net occupancy expense of premises	464	337	1,191	868
Furniture and equipment	419	358	1,208	923
Other	2,179	1,610	5,744	4,733

Total noninterest expenses	$6,912	$5,355	$18,309	$14,878

Income before income taxes	$3,100	$2,559	$8,330	$7,682
Income tax expense	1,084	831	2,836	2,520

Net income	$2,016	$1,728	$5,494	$5,162

Average shares:
Basic	5,664,214	4,945,540	5,200,964	4,936,033
Diluted	5,798,208	5,077,035	5,331,456	5,073,921
Earnings per common share:
Basic	$0.36	$0.35	$1.06	$1.05
Diluted	0.35	0.34	1.03	1.02

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2006 and 2005

(In Thousands, Except for Share Data)

(Unaudited)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2004	$4,920	$19,502	$19,710	$130		$44,262
Comprehensive Income
Net income			5,162		$5,162	5,162
Other comprehensive loss, unrealized loss on available for sale securities (net of tax -$ 65)				(125)	(125)	(125)

Total comprehensive income					$5,037

Issuance of common stock-under incentive stock option plan (28,500 shares)	28	168				196

Balance - September 30, 2005	$4,948	$19,670	$24,872	$5		$49,495

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2005	$4,956	$19,805	$25,612	$(84)		$50,289
Comprehensive Income
Net income			5,494		$5,494	5,494
Other comprehensive loss, unrealized loss on available for sale securities (net of tax -$ 16)				(34)	(34)	(34)

Total comprehensive income					$5,460

Issuance of common stock-
under incentive stock option plan (47,150 shares)	47	384				431
acquisition of bank (688,788 shares)	689	13,805				14,494
Repurchase of common stock-exercise of cashless options (11,744 shares)	(12)	(242)				(254)
Share-based compensation expense		26				26

Balance - September 30, 2006	$5,680	$33,778	$31,106	$(118)		$70,446

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005

(In Thousands)

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,494	$5,162
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,338	902
Net amortization (accretion) on securities	(47)	19
Provision for loan losses	373	572
Loss on sale of other real estate	(12)	—
Share based compensation expense	26	—
Changes in assets and liabilities:
Increase in other assets	(639)	(3,152)
Increase in accrued interest receivable	(689)	(421)
Increase (decrease) in accounts payable and accrued expenses	(84)	576
Increase in interest expense payable	182	100

Net cash and cash equivalents provided by operating activities	$5,942	$3,758

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and paydowns on securities held to maturity	$184	$217
Proceeds from maturities, calls and paydowns on securities available for sale	5,908	2,554
Purchase of securities available for sale	(5,551)	(3,553)
Net increase in loans	(65,575)	(72,889)
Proceeds from sale of other real estate	112	151
Purchase of bank premises and equipment	(4,329)	(4,448)
Cash paid in bank acquisition	(14,494)	—
Cash acquired in bank acquisition	5,414	—

Net cash and cash equivalents (used in) investing activities	$(78,331)	$(77,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and interest bearing deposits	$8,831	$14,957
Net increase in time deposits	38,305	66,179
Net increase (decrease) in borrowings	14,603	(5,024)
Proceeds from trust preferred capital notes	14,433	8,248
Cash dividends paid	(1,239)	(1,033)
Issuance of common stock	203	196

Net cash and cash equivalents provided by financing activities	$75,136	$83,523

Increase in cash and cash equivalents	$2,747	$9,313
Beginning	40,362	40,649

Ending	$43,109	$49,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$16,014	$9,261
Income taxes	2,907	2,523
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on securities available for sale	$(50)	$(190)
Issuance of common stock for bank acquisition	14,494	—
TRANSACTIONS RELATED TO THE ACQUISITION OF ALBEMARLE
Increase in assets and liabilities:
Loans	$95,165	$—
Securities	14,396	—
Other Assets	25,936	—
Noninterest bearing deposits	14,069	—
Interest bearing deposits	88,173	—
Borrowings	6,537	—
Other Liabilities	1,224	—

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

For the Nine Months Ended September 30, 2006 and 2005

Note 1. Basis of Presentation

The consolidated financial statements, which include the accounts of Premier Community Bankshares, Inc. (the Corporation) and all of its subsidiaries, are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practice within the banking industry. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the interim period. These adjustments are of a normal nature and include adjustments to eliminate all significant intercompany transactions. In view of the changing conditions in the national economy, the effect of actions taken by regulatory authorities and normal seasonal factors, the results for the interim period are not necessarily indicative of annual performance. For purposes of comparability, certain prior period amounts have been reclassified to conform to current period presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities in the financial statements, and the disclosure of revenue and expenses during the reporting period. These assumptions are based on information available as of the date of the financial statements and could differ from actual results. See Premier’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2. Business Combination

On January 12, 2006, the Corporation signed a definitive merger agreement with Albemarle First Bank (Albemarle). Effective July 1, 2006, Albemarle was merged into Rockingham Heritage Bank, which is a subsidiary bank of the Corporation. The transaction was valued at $29.0 million. Total consideration paid to Albemarle shareholders consisted of $14.5 million in cash and 688,788 shares of the Corporation’s common stock. The transaction resulted in total assets acquired as of July 1, 2006 of $122.1 million, including $95.2 million of loans; liabilities assumed were $110.0 million, including $102.2 million of deposits. Additionally, the Corporation recorded $15.8 million of goodwill and $3.0 million of core deposit intangibles. The Corporation expensed $115 thousand in merger related costs since the consummation of the merger.

Note 3. Share-based Payment Plans

The Corporation’s Long-Term Incentive Plan allows for incentive stock options and nonqualified stock options to be granted to certain key employees and directors with an exercise price to be not less than 100% of the fair market value of the underlying stock on the day the stock option is granted. 440,000 shares of the Corporation’s common stock plus sufficient shares to cover the options outstanding under the Corporation’s previous plan have been reserved for the issuance of stock options under the plan. All options expire ten years from the grant date or, in the case of former employees, ninety days after termination of employment.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Corporation adopted SFAS 123R effective January 1, 2006 using the modified perspective method and, as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

As a result of the Corporation’s application of the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the nine months ended September 30, 2006, the Corporation recognized share-based compensation expense of $26,392. This minimal impact is a result of the Corporation having vested all outstanding stock options as of December 31, 2005.

Share-based option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

The following table summarizes stock option plan activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The- Money Options
Options outstanding, January 1	314,650	$12.01
Granted	27,000	20.55	10.00
Acquisition of bank	64,185	13.30	3.00
Exercised	(47,150)	9.05
Forfeited	(2,000)	20.25

Options outstanding, Sept 30	356,685	$13.30	7.64	$2,815,087

Options exercisable, Sept 30	335,285	$12.84	7.42	$2,801,291

The total value of in-the-money options exercised during the first nine months ended September 30, 2006 was $572,511.

Note 4. Earnings Per Share

Earnings per share were as follows for the periods indicated:

	For the Nine Months Ended
	September 30, 2006		September 30 2005
	Shares	Amount	Shares	Amount
Basic earnings per share	5,200,964	$1.06	4,936,033	$1.05
Effect of dilutive securities:
Stock options	130,492		137,888
Diluted earnings per share	5,331,456	$1.03	5,073,921	$1.02

	For the Three Months Ended
	September 30, 2006		September 30 2005
	Shares	Amount	Shares	Amount
Basic earnings per share	5,664,214	$0.36	4,945,540	$0.35
Effect of dilutive securities:
Stock options	133,994		131,495
Diluted earnings per share	5,798,208	$0.35	5,077,035	$0.34

Note 5. Securities

The amortized cost and fair values of securities held to maturity at September 30, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2006
	(In Thousands)
U.S. Government and federal agencies	$497	$—	$(22)	$475
Obligations of state and political subdivisions	3,833	26	(48)	3,811
Other debentures	2,712	26	(95)	2,643

	$7,042	$52	$(165)	$6,929

The amortized cost and fair values of securities available for sale at September 30, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2006
	(In Thousands)
U.S. Government and federal agencies	$22,457	$39	$(158)	$22,338
Obligations of state and political subdivisions	5,063	6	(63)	5,006
Mortgage-backed securities	1,971	4	(7)	1,968
Restricted securities	5,012	—	—	5,012

	$34,503	$49	$(228)	$34,324

Securities in an unrealized loss position at September 30, 2006, and December 31, 2005, by duration of the unrealized loss, are shown below. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates. There were approximately 51 securities in the consolidated portfolio of the Corporation that had losses as of September 30, 2006, all of which are considered to be temporary. Management has evaluated the investment portfolio by security and determined the declines in fair value were primarily attributable to changes in market interest rates, not in estimated cash flows or credit quality, and therefore no other-than-temporary impairment was recorded at the end of the reporting period.

	September 30, 2006
	Less than 12 months		More than 12 months		Total
(In Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
U.S. Government and federal agencies	$4,755	$(26)	$8,414	$(154)	$13,169	$(180)
State and political subdivisions	4,507	(77)	1,651	(35)	6,158	(112)
Mortgage-backed securities	520	(6)	27	(1)	547	(7)
Other securities	248	(2)	1,728	(92)	1,976	(94)

	$10,030	$(111)	$11,820	$(282)	$21,850	$(393)

	December 31, 2005
	Less than 12 months		More than 12 months		Total
(In Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
U.S. Government and federal agencies	$7,943	$(113)	$3,420	$(65)	$11,363	$(178)
State and political subdivisions	3,048	(55)	709	(11)	3,757	(66)
Mortgage-backed securities	76	(1)	53	(1)	1,797	(2)
Other securities	69	(180)	1,728	(108)	129	(288)

	$11,136	$(349)	$5,910	$(185)	$17,046	$(534)

Note 6. Loans

The consolidated loan portfolio was composed of the following at the dates indicated:

	September 30, 2006	December 31, 2005
	(In Thousands)
Loans secured by real estate:
Construction and land development	$202,813	$144,829
Secured by farmland	14,679	5,514
Secured by 1-4 family residential	175,494	141,697
Multi-family residential	34,029	25,560
Nonfarm, nonresidential	178,826	157,587
Loans to farmers (except those secured by real estate)	1,125	1,576
Commercial loans (except those secured by real estate)	99,027	69,869
Loans to individuals (except those secured by real estate)	28,940	26,235
All other loans	5,868	6,129

Total loans	$740,801	$578,996

Allowance for loan losses	6,822	5,591

Loans, net	$733,979	$573,405

Impaired loans totaled $1.4 million at September 30, 2006 and $2.0 million at December 31, 2005. Non-accrual loans excluded from impaired loans disclosure under the SFAS No. 114 amounted to $1.6 million at September 30, 2006 and $74 thousand at December 31, 2005. The increase in non-accrual loans is primarily attributable to the acquisition of Albemarle.

Note 7. Allowance for Loan Losses

The Corporation maintains the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. Loan losses are charged directly to the allowance when they occur, while recoveries are credited to the allowance. The adequacy of the provision for loan losses is reviewed periodically by management through consideration of factors including changes in the character and size of the loan portfolio and related loan experience, a review and examination of overall loan quality, which includes the assessment of problem loans, and an analysis of anticipated economic condition in the market area.

An analysis of the allowance for loan losses, including charge-off activity, is presented below for the nine months ended September 30, 2006 and 2005.

	September 30,
(In thousands)	2006	2005
Balance, beginning of period	$5,591	$5,007
Allowance of acquired bank	1,039	—
Less Charge-offs:
Commercial	3	45
Real estate-mortgage	—	—
Real estate-construction	—	—
Credit cards	15	6
Consumer installment loans	239	237

Total	$257	$288

Plus Recoveries:
Commercial	8	8
Real estate-mortgage	7	—
Real estate-construction	—	15
Credit cards	7	2
Consumer installment loans	54	87

Total	$76	$112
Additions charged to operating expense	$373	$572

Balance, end of period	$6,822	$5,403

The following is a summary of information pertaining to risk elements and impaired loans for the periods ended September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
	(In Thousands)
Non-accrual loans	$1,864	$614
Loans past due 90 days or more and still accruing interest	1,726	191

	$3,590	$805

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is past due 90 days or more unless the credit is well-secured and in process of collection. Loans are placed on non-accrual at an earlier date or charged off if collection of principal or interest is considered doubtful by management.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for by the cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

During 2005, a second deferred compensation plan and split dollar life insurance plan were adopted for additional selected officers of the Corporation. Under these new plans, the benefit is equal to 25% of the sum of the individual employee’s final base compensation at time of retirement plus the average of bonuses paid during the final five years of service. Benefits are to be paid in annual installments commencing at retirement for a period of 15 years. The agreement provides that, if employment is terminated for reasons other than retirement or disability, the benefit is reduced based upon a vesting schedule. If death occurs prior to termination of service, only the accrued benefit and a life insurance benefit of $50,000 is paid to the employees’ beneficiary.

The deferred compensation charged to expense as of September 30, 2006 and 2005, based on the present value of the retirement benefits, was $314,553 and $412,459, respectively. The plans are unfunded; however, life insurance has been acquired on the life of company employees in amounts sufficient to offset the expense of the obligations.

Note 9. Other Expenses

The Corporation had the following other noninterest expenses for the nine months ended September 30, 2006 and 2005.

	2006	2005
	(In Thousands)
Advertising	$586	$526
ATM Expense	374	319
Directors’ Fees	494	376
Other Outside Services	313	104
Postage Expense	242	206
Stationery and Supplies	299	340
Telephone Expense	350	274
Other (no item >1% of revenue)	3,086	2,588

	$5,744	$4,733

Note 10. Trust Preferred Capital Notes

On June 20, 2006, the Corporation formed Premier Statutory Trust IV, a wholly-owned subsidiary, for the purpose of issuing redeemable capital securities in connection with the acquisition of Albemarle that was completed on July 1, 2006. A Trust Preferred Capital Note of $14.4 million was issued through a pooled underwriting. The securities have a 3-Month LIBOR-indexed floating rate plus 1.55%, which adjusts and is payable quarterly. The redeemable securities may be called at par after five years on June 20, 2010 and each quarterly anniversary of such date until the securities mature in 2036. The proceeds of this issue were used to pay the cash consideration related to the acquisition of Albemarle.

Note 11. Goodwill and Other Intangible Assets

In connection with the acquisition of Albemarle, the Corporation recorded $15.8 million in goodwill and $3.0 million in core deposit intangible assets. The core deposit intangible assets are amortized over a weighted average remaining useful life of 7.37 years on a straight-line basis. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinues the amortization of goodwill and intangible assets with indefinite lives but requires an annual or more frequent impairment review if certain impairment indicators are evidenced. There have been no events subsequent to the acquisition that would indicate any evidence of impairment of goodwill.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

September 30, 2006	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable core deposit intangibles	$3,030	$103	$2,927
Goodwill	15,800	—	15,800

Note 12. Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Corporation does not expect the adoption of SAB 108 to have a material impact on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Corporation does not expect the adoption of SFAS 158 to have a material impact on the financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation does not affect the adoption of FIN 48 to have a material impact

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations for the three months and nine months ended September 30, 2006 should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this quarterly report and in the Annual Report on Form 10-K for the year ended December 31, 2005.

CAUTION ABOUT FORWARD LOOKING STATEMENTS

We make forward-looking statements in this quarterly report that are subject to risks and uncertainties. These forward-looking statements include statements regarding our profitability, liquidity, the allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements.

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

EXECUTIVE OVERVIEW

Premier Community Bankshares, Inc. (the Corporation) is a Virginia multi-bank holding company headquartered in Winchester, Virginia. The Corporation is the parent company of the following banking subsidiaries: The Marathon Bank, Rockingham Heritage Bank and its subsidiary, RHB Services, Inc., all of which are located in Virginia, and Premier Bank, Inc., which is located in West Virginia and began operating as a de novo bank on July 18, 2005. On July 1, 2006, the Corporation acquired Albemarle First Bank (Albemarle) in Charlottesville, Virginia. Albemarle merged with and into Rockingham Heritage Bank and will operate as a division of it.

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

Loan interest and fee income is our primary source of revenue. We define revenue as interest and dividend income plus non-interest income. As discussed further in the quantitative and qualitative disclosures about market risk section on pages 25 through 26, we manage our balance sheet and interest rate risk to both maximize and stabilize net interest income. We do this by monitoring the spread between the interest rates we earn on interest-earning assets such as loans and the interest rates we pay on interest-bearing liabilities such as deposit accounts. We attempt to minimize our exposure to interest rate risk; however, this risk cannot be completely eliminated. In addition to the management of interest rate risk, we analyze our loan portfolio for credit risk. Risk of loan defaults and foreclosures is inherent in our loan portfolio and generally within the banking industry. We mitigate our exposure to this risk through the underwriting process and subsequent monitoring of our credits. In addition to interest, dividend and loan fee income, non-interest income is an increasingly important source of income for the Corporation. Non-interest income is derived chiefly from service charges on deposit accounts (such as charges for non-sufficient funds and ATM fees) as well as commissions and fees from bank services (such as mortgage originations and debit and credit card processing).

The Corporation acquired Albemarle to expand the footprint of the Corporation into the growing Charlottesville market. The total consideration paid to Albemarle shareholders in connection with the acquisition was $29.0 million, which consisted of $14.5 million in cash and the issuance of 688,788 shares of the Corporation’s common stock. The operations of Albemarle, as part of Rockingham, have been included in the Corporation’s financial statements beginning July 1, 2006. As of June 30, 2006, Albemarle had total assets of $122.1 million. Refer to Note 2 and Note 11 for further information related to the accounting for the business combination.

Our earnings per share, on a fully diluted basis, for the quarter ended September 30, 2006 were $0.35, a slight increase from $0.34 for the same quarter in 2005. Diluted earnings for the nine months ended September 30, 2006 totaled $1.03 compared to $1.02 for the same period for September 30, 2005. Overall earnings growth compared to prior years has slowed, which is attributable to the factors explained below.

First, as indicated above, the Corporation’s earnings are largely dependent on the growth of net interest income. The Corporation is experiencing upward interest rate pressure on deposits in our local markets from funding competition, and the mix of deposits is trending toward a larger composition of certificates of deposit. This change makes our cost of funds more expensive when compared to prior periods. The Corporation expects this trend to continue in the near term. Second, the Corporation has incurred additional interest expense from trust preferred capital security issuances and from an increase in non-core funding from the Federal Home Loan Bank. As this mix has changed, our borrowing costs have increased at a faster pace than the growth of our interest and dividend income.

Third, the Company over the last 18 months has made significant investments in expanding our market area through de novo expansion into the eastern panhandle of West Virginia, the acquisition of Albemarle and branch expansion in local area markets. Specifically, the Corporation has experienced a net operating loss from the de novo bank in the amount of $733 thousand through the first nine months of 2006. An operating loss is customary and expected as a de novo bank begins to ramp up its operations and expand its trade area. Management feels that these investments in expanded operations are necessary and will have a positive impact on earnings in the future. However, these results cannot be guaranteed and are subject to the factors that are disclosed in “Caution About Forward Looking Statements” above, which may cause results that are materially different than our expectations.

CRITICAL ACCOUNTING POLICIES

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. These actual results may differ from our estimates. The allowance for loan losses is considered our critical accounting estimate.

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

Our allowance for loan losses is determined by evaluating our loan portfolio on at least a quarterly basis. Particular attention is paid to individual loan performance, collateral values, borrower financial condition and overall economic conditions. The evaluation includes a close review of the internal watch list and other non-performing loans. Management uses three steps in calculating the balance of the allowance. The first step is the specific classification, which examines problem loans and applies a weight factor to each category. The weight factor is based upon historical data, and the loans within each category are reviewed on a monthly basis to determine changes in their status. The second step applies a predetermined rate against total loans with unspecified reserves. Again, this rate is based upon experience and can change over time. The third step is an amount, which is estimated based upon the potential impact of economic and other events and conditions that may have a real, but as yet undetermined, impact upon the portfolio. Each of these steps is based on data that can be subjective and the actual losses may be greater or less than the amount of the allowance. However, management feels that the allowance represents a reasonable assessment of the risk embedded in the portfolio.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended September 30, 2006 was $2.0 million, an increase of $288 thousand or 16.7% over the same period in 2005. Earnings per share, on a diluted basis, increased $.01 per share or 2.9% to $.35 per share compared to $.34 for the same quarter in 2005. The annualized return on average assets was 0.93% for the third quarter of 2006 as compared to 1.06% for the same period in 2005. Annualized return on average equity was 11.76% for the third quarter of 2006 compared to 14.09% for the third quarter of 2005.

The acquisition of Albemarle has been reflected in the financial statements as of July 1, 2006 and represented net income of approximately $455 thousand for the quarter ended September 30, 2006. Current period expenses related to Albemarle include interest costs in connection with the trust preferred capital notes issuance to fund the acquisition and merger related costs. The interest expense from this issuance and merger related costs were $156 thousand and $76 thousand, respectively, net of tax. As a result, excluding the effects of the Albemarle acquisition, the Corporation’s net income would have represented an increase of $65 thousand or 3.8%.

Net income for the nine months ended September 30, 2006 was $5.5 million compared to $5.2 million for the same period in 2005, an increase of $332 thousand or 6.4%. This represents an increase in diluted earnings per share of $.01 from $1.03 from $1.02 for the nine months ended September 30, 2005. As discussed above, the Corporation issued shares in connection with the acquisition of Albemarle. These shares increased the average outstanding shares by 234 thousand when comparing the nine months ended September 30, 2006 to the same period in 2005. The annualized return on assets was 0.95% for the first nine months of 2006 as compared to 1.12% for the same period in 2005. For the first nine months of 2006, the annualized return on equity was 12.81%, compared to 14.72% for the same period in 2005.

Interest and dividend income

Interest and dividend income totaled $39.5 million for the nine months ended September 30, 2006, an increase of $10.4 million or 35.6% compared to the nine months ended September 30, 2005. Albemarle contributed $2.1 million to this growth for the nine months ended September 30, 2006. Loan interest and fees comprise 95% of total interest and dividend income and 87% of total operating revenue (interest and dividend income plus non-interest income). Interest income from investment securities was $1.3 million for the first nine months of 2006, up 32.2% from $949 thousand for the same period in 2005. Interest income on federal funds, the third major component of Premier’s interest income, increased $149 thousand or 35.3%.

The increase in interest earned on federal funds was the result of increased average federal funds balances held during the period, as well as increases in interest rates. The increased average balances were a function of timing, and this growth in income is not expected to be as large in the future.

Interest and dividend income totaled $15.6 million for the three months ended September 30, 2006 compared to $10.5 million for the same period in 2005, an increase of $5.1 million and 48.5%, respectively. As discussed above, Albemarle contributed $2.1 million to this growth. Overall growth is primarily attributable to organic loan growth and the acquisition of Albemarle’s loan and security portfolio as described above.

Interest Expense

Total interest expense for the nine months ended September 30, 2006 was $16.3 million, $6.9 million or 74.2% higher than the nine months ended September 30, 2005. Interest on deposits for the nine-month period increased by $5.3 million or 66.5% over the same period in 2005. This increase was attributable to an increase of $139.7 million in total interest bearing deposits year over year and the change in portfolio mix and rates paid as discussed above. Interest on borrowings increased by $1.7 million or 117.5% over the same period last year. These borrowings consist of Federal Home Loan Bank advances and pooled trust preferred issues. The Corporation issued $14.4 million in Trust Preferred Capital Notes, which facilitated the acquisition of Albemarle.

Interest expense for the third quarter of 2006 was $6.9 million compared to $3.5 million for the same period of 2005, an increase of $3.4 million or 96.5%. This increase is attributable to the increase in deposits from both our organic growth and Albemarle, in addition to the increased borrowings as discussed above.

Net Interest Income

Net interest income for the nine months ended September 30, 2006 was $23.2 million, $3.4 million or 17.3% higher than the nine months ended September 30, 2005. This increase is the result of the growth in earning assets of $182.4 million from September 30, 2005. The combination of growth and rates had the effect of decreasing the net interest margin from 4.81% on a tax-equivalent basis for the nine months ended September 30, 2005 to 4.63% for the same period of 2006.

Net interest income for the quarter ended September 30, 2006 was $8.7 million compared to $7.0 million for the same period in 2005. The increase is attributable to growth of earning assets offset by higher deposit and borrowing costs.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2006 was $3.8 million, an increase of $455 thousand or 13.49% over $3.4 million for the same period in 2005. Commissions and fees income increased $115 thousand or 16.3% as a result of increased secondary market mortgage commissions. The Corporation also had a one-time gain of $110 thousand as a result of the sale of Marathon Bank’s credit card portfolio in June of 2006. The acquisition of Albemarle did not materially impact noninterest income.

Noninterest income for the quarter ended September 30, 2006 was $1.4 million compared to $1.2 million for the same period in 2005, an increase of $200 thousand or 16%. Service charge income was flat during the quarter, which was attributable to slower growth in noninterest-bearing deposits year over year, exclusive of deposits assumed from Albemarle.

Noninterest Expense

Total noninterest expenses for the nine months ended September 30, 2006 were $18.3 million, $3.4 million or 23.06% higher than the nine months ended September 30, 2005. Salary expense increased $1.8 million or 21.7%, and occupancy expense increased by $323 thousand over the same period in 2005. The net increase in these expenses was in part a result of additional staffing to handle the growth of the Corporation, the expenses associated with opening additional branches, and the costs involved in processing an increasing number of accounts and transactions.

Total noninterest expenses for the three months ended September 30, 2006 were $6.9 million compared to $5.4 million for the same period in 2005. This increase was primarily attributable to the additional staffing for the branch expansion, employees acquired from the Albemarle, and additional holding company staff.

As discussed in the prior quarter, the Board of Directors approved a plan by management to begin assessing the feasibility of streamlining and consolidating back-office operations of the Corporation. Currently, the subsidiary banks primarily operate these functions autonomously. In light of the continued compression on the net interest margin and in an effort to restructure the overall operations of the Corporation to become more efficient and potentially lower the operating costs of the Corporation, management has begun a study of areas to consolidate at the holding company level. The Corporation believes the consolidation of these operations will provide cost and operating efficiencies; however, these results cannot be guaranteed and are subject to the factors that are disclosed in “Caution About Forward Looking Statements” above, which may cause results, which are materially different than our expectations. As such, the Corporation cannot accurately quantify or estimate the potential cost savings related to the consolidation until the completion of the study.

FINANCIAL CONDITION

Total Assets

Total assets of Premier increased to $878.8 million at September 30, 2006 compared to $674.4 million at December 31, 2005, representing an increase of $204.4 million or 30.3%. Total loans at September 30, 2006, were $740.8 million, of which $605.8 million were loans secured by real estate. Of the loans secured by real estate, $202.8 million were construction and land development loans. The remaining loans consisted of $99.0 million in commercial loans, $28.9 million in consumer installment loans and $7.1 million in all other loans. Net loans at September 30, 2006, were $734.0 million, an increase of $160.6 million or 28.0% from the December 31, 2005 amount of $573.4. The loan to deposit ratio was 103.2% at September 30, 2005 and 101.9% at December 31, 2005. As previously discussed, significant loans and other assets were acquired through the purchase of Albemarle.

The investment portfolio increased 36.2% to $41.4 million at September 30, 2006 compared to $30.4 million at December 31, 2005. Federal funds sold decreased $6.7 million to $12.6 million at September 30, 2006 compared to $19.3 million at December 31, 2005. Total interest earning assets increased $171.5 million or 27.26% from December 31, 2005 to September 30, 2006. This increase was primarily the result of the increase in outstanding loan balances.

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

The allowance for loan losses at September 30, 2006 was $6.8 million. This is an increase of $1.2 million or 2.2% from December 31, 2005. This gives the Corporation a 0.92% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

Total deposits increased to $711.5 million at September 30, 2006, from $562.9 million at December 31, 2005, which is an increase of $148.6 million or 26.4%. Noninterest-bearing deposits increased to $98.3 million at September 30, 2006, an increase of $8.9 million or 10.0% from December 31, 2005. During this period, interest-bearing checking and savings accounts increased $51.3 million or 34.4% to $200.4 million. The amount of time deposits was $412.8 million at the end of the third quarter, an increase of $88.4 million or 27.2% over the end of 2005.

At September 30, 2006, noninterest-bearing deposits represented 13.8% of total deposits as compared to 15.9% at year-end 2005. Low cost interest-bearing deposits, including savings and interest-bearing checking, were 28.2% of total deposits, compared to 26.5% at December 31, 2005. Time deposits represented 58.0% of total deposits at September 30, 2006, an increase from 57.6% at year-end 2005. The increase in time deposits is the result of Premier’s ability to offer competitive rates in its market area; however, if this trend continues, it may further compress the net interest margin. The Corporation has been experiencing a changing trend in its deposit mix from lower cost savings and money market accounts to higher cost time deposits. This is consistent with national and local trends in our industry, and the Corporation continues to create new deposit products and explore other avenues of achieving higher profits.

Shareholders’ Equity

Total shareholders’ equity increased by $20.2 million or 40.1% from December 31, 2005 to September 30, 2006. The increase was due to a $5.5 million net profit for the first nine months of 2006 plus exercised stock options of $203 thousand and a decrease of $34 thousand in accumulated other comprehensive income. The stock issued for the acquisition of Albemarle contributed an additional $14.5 million to total shareholders’ equity. The primary capital to assets ratio was 8.0% at September 30, 2006.

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

During October 2006, the Corporation entered into a Letter of Intent to refinance Premier Statutory Trust I and obtain an additional $3.0 million. The terms of the transaction are consistent with the Corporation’s other trust preferred issuances. The Corporation will pay a rate of either 5-year SWAP rate plus 1.61% or 3-months LIBOR plus 1.61%. This rate will be locked in prior to or upon commencement of the refinancing, which is scheduled to close in the middle of December 2006.

CAPITAL RESOURCES

The Corporation’s risk-based capital position at September 30, 2006 was $70.2 million, or 9.53% of risk-weighted assets, for Tier 1 capital and $95.2 million, or 12.92%, for total risk based capital. Tier 1 capital consists primarily of common shareholders’ equity and qualifying Trust Preferred Capital Notes. Tier 2 capital includes the allowance for loan losses and the portion of Trust Preferred Capital Notes that does not qualify for inclusion in Tier 1 capital. Total risk-based capital is the sum of Tier 1 and Tier 2 capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier 1 capital of at least 4% and a total capital ratio of 8%. The Corporation’s issuance of $7.2 million in Trust Preferred Capital Notes in the fourth quarter of 2001, $6.2 million in notes in the third quarter of 2003, $8.2 million in notes in the second quarter of 2005 and, as described below, $14.4 million in notes during the second quarter of 2006 are included in risk-based capital, and will serve as a long-term source of funding.

On June 20, 2006, the Corporation entered into an agreement with Wilmington Trust Company to issue an additional $14.4 million in Trust Preferred Capital Notes. The Corporation received the proceeds from this issue of subordinated debt on June 20, 2006. The issue has a floating interest rate of 1.55% plus the prevailing 3-month LIBOR rate. The issue has a maturity date of June 20, 2036. The Corporation has created Premier Statutory Trust IV to administer this new Trust Preferred obligation. The proceeds have been used to fund the acquisition of Albemarle.

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

The following table represents the interest rate sensitivity on net interest income for the Corporation using different rate scenarios at September 30, 2006.

Change in Prime Rate	% Change in Net Income
+300 basis points	+3.6%
+200 basis points	+4.1%
+100 basis points	+2.5%
Most Likely	0
-100 basis points	-4.2%
-200 basis points	-6.1%
-300 basis points	-8.1%

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

The following chart reflects the change in net market value by using September 30, 2006 data, over different rate environments with a one-year horizon.

Change in Prime Rate	Change in Economic Value of Equity (dollars in thousands)
+300 basis points	(4,115)
+200 basis points	(3,919)
+100 basis points	(4,179)
Most Likely	(4,631)
-100 basis points	(4,001)
-200 basis points	(5,064)
-300 basis points	(8,387)

Item 4. Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of September 30, 2006, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

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

PREMIER COMMUNITY BANKSHARES, INC.

DATE: 11/6/06	/s/ Donald L. Unger
DONALD L. UNGER
PRESIDENT & CHIEF EXECUTIVE OFFICER

DATE: 11/6/06	/s/ John A. Willingham
JOHN A. WILLINGHAM
CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.