Form 10-K
period 2006-12-31
PREMIER COMMUNITY BANKSHARES INC
filed 2007-03-16
CIK 854399

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-18868

Premier Community Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1560968 (I.R.S. Employer Identification No.)
4095 Valley Pike Winchester, Virginia (Address of principal executive offices)	22602 (Zip Code)

Registrant’s telephone number, including area code (540) 869-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $106,621,304

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,705,213 shares of common stock as of February 7, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2007 Annual Meeting of Shareholders – Part III

TABLE OF CONTENTS

Page

Part I

Item 1.	Business	3

Item 1A.	Risk Factors	11

Item 1B.	Unresolved Staff Comments	14

Item 2.	Properties	15

Item 3.	Legal Proceedings	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities	18

Item 6.	Selected Financial Data	20

Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operation	21

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 8.	Financial Statements and Supplementary Data	44

Item 9.	Changes in and Disagreements With Accountants on
	Accounting and Financial Disclosure	83

Item 9A.	Controls and Procedures	83

Item 9B.	Other Information	83

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	84

Item 11.	Executive Compensation	84

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	84

Item 13.	Certain Relationships and Related Transactions, and Director Independence	84

Item 14.	Principal Accounting Fees and Services	84

Part IV

Item 15.	Exhibits, Financial Statement Schedules	85

PART I

Item 1. Business

General

Premier Community Bankshares, Inc. (the “Corporation” or “we”) is a bank holding company that was incorporated in June 1989. We own all of the outstanding stock of Marathon Bank, which was incorporated in August 1987, Rockingham Heritage Bank, which was incorporated in June 1989, and Premier Bank, Inc., which was incorporated in March 2004 and opened for business in July 2005. On July 1, 2006, the Corporation completed a merger with Albemarle First Bank in Charlottesville, Virginia. Albemarle was merged into Rockingham Heritage Bank and operates as a division thereof. Our headquarters are in Frederick County, Virginia.

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

Marathon Bank and Rockingham Heritage Bank, which are chartered under Virginia law, conduct a general banking business. Both banks’ deposits are insured by the Federal Deposit Insurance Corporation and both are members of the Federal Reserve System. Premier Bank is chartered under West Virginia law, and conducts a general banking business. Premier Bank is a state nonmember bank and is not a member of the Federal Reserve System. Premier Bank’s deposits are insured by the Federal Deposit Insurance Corporation.

We offer checking accounts, savings and time deposits, and commercial, real estate, personal, home improvement, automobile and other installment and term loans. We also offer travelers checks, safe deposit, collection, notary public, discount brokerage service, and other customary bank services (other than trust services). The three principal types of loans that we make are commercial and industrial loans, real estate loans and loans to individuals for household, family, and other consumer costs. Our banking offices include drive-up facilities. There are automated teller machines located at many branch locations and throughout our market area. There are also many automated teller machines contracted for surcharge-free use by our customers throughout our trade area.

Recent Developments

On January 26, 2007,we entered into an Agreement and Plan of Reorganization (the “Agreement”) with United Bankshares, Inc. (“United”). The Agreement sets forth the terms and conditions of United’s acquisition of the Corporation through the merger of the Corporation with and into a subsidiary of United (the “Merger”).

Under the terms of the Agreement, United will issue to the shareholders of the Corporation, for each share of the Corporation’s common stock that they own, 0.93 shares of United’s common stock or $34.00 in cash, subject to the limitation that no less than 50% and no more than 65% of the total consideration will be in the form of stock. Shareholders of the Corporation may elect to receive United’s common stock, cash, or a combination of common stock and cash for their shares of the Corporation’s common stock, subject to pro ration in the event that the aggregate stock elections are less than the 50% minimum or exceed the 65% maximum.

In addition, at the effective time of the Merger, each outstanding option to purchase shares of the Corporation’s common stock under any of the Corporation’s stock plans shall vest pursuant to its terms and shall be converted into an option to acquire the number of shares of United’s common stock equal to the number of shares of the Corporation’s common stock underlying the option multiplied by 0.93. The exercise price of each option will be adjusted accordingly.

The Agreement also provides for the merger of The Marathon Bank, Rockingham Heritage Bank and Premier Bank with and into United Bank, a wholly-owned subsidiary of United, immediately after the effective time of the Merger.

Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by the Corporation’s shareholders and the receipt of all required regulatory approvals. The Merger is expected to be completed in the second quarter or early third quarter of 2007.

The Agreement provides that, if either party terminates the Agreement because the Corporation’s shareholders did not approve it and at that time there is a current proposal for a business combination involving the Corporation or any of its subsidiaries from another party, or because the Corporation’s board of directors failed to recommend that shareholders approve and adopt the Agreement, the Corporation will pay United a break-up fee of $8 million.

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

Principal Market Areas

Our business in the area served by Marathon Bank (the counties of Frederick, Clarke, Shenandoah, Warren and the city of Winchester and town of Front Royal, Virginia), Rockingham Heritage Bank (Rockingham and Augusta counties, and the cities of Harrisonburg, Waynesboro, Staunton, and Charlottesville, Virginia) and Premier Bank (Morgan, Jefferson, and Berkeley counties, and the cities of Martinsburg and Shepherdstown, West Virginia) is highly competitive with respect to both loans and deposits. In our primary service area, there are numerous commercial banks (including large, multi-state banks with multiple offices) offering services ranging from deposits and real estate loans to full service banking. Certain of the commercial banks in this service area have higher lending limits than us and may provide various services for their customers that we do not offer.

The following represents our deposit market share data according to the Federal Deposit Insurance Corporation as of June 30, 2006:

City/County	Deposit Market Share

Virginia
Albemarle County	11.7%
Augusta County	11.6%
City of Charlottesville	.4%
Frederick County	16.7%
Greene County	13.4%
City of Harrisonburg	13.7%
Rockingham County	6.3%
Shenandoah County	11.4%
Warren County	14.6%
City of Waynesboro	8.0%
City of Winchester	9.5%
West Virginia
Jefferson County	5.0%

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

In the normal course of business, we make various commitments that are disclosed but not reflected in our annual financial statements, including commitments to extend credit. At December 31, 2006, commitments to extend credit, standby letters of credit and unfunded commitments under lines of credit totaled $211.9 million.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. At December 31, 2006, commercial real estate loans aggregated $184.1 million or 24.4% of our gross loans.

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

One-to-Four-Family Residential Real Estate Lending

We make loans secured by one-to-four-family residences, substantially all of which are located in our market area. We evaluate both the borrower’s ability to make principal and interest payments and the value of the property that will secure the loan. We make loans in amounts of up to 100% of the appraised value of the underlying real estate. Loans are made with a loan to value up to 95% for conventional mortgage loans and up to 100% for loans guaranteed by either the Federal Housing Authority or the Veterans Administration. For conventional loans in excess of 80% loan to value, private mortgage insurance is secured insuring the mortgage loans to 75% loan to value. Generally if the loans are not made to credit standards of FHLMC, additional fees and rate are charged.

Although, due to competitive market pressures, we do originate long-term, fixed-rate mortgage loans, we currently underwrite and document all such loans to permit their sale in the secondary mortgage market. Certain loans that may not qualify for sale into the secondary market are structured as balloon notes payable in full within a five-year period and are held in our portfolio. At December 31, 2006, loans secured by one-to-four family residences aggregated $172.9 million or 22.9% of our gross loans.

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

Construction Lending

We make local construction loans, both residential and commercial, and land development loans. At December 31, 2006, construction and land development loans outstanding were $202.3 million, or 26.8%, of gross loans. All of these loans are concentrated in our local market area. The average life of a construction loan is approximately nine months. While some loan rates are fixed, many re-price monthly to meet the market, based on the prime rate. Because the interest charged on these loans floats with the market, they help us in managing our interest rate risk. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of the home or land under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, we limit most of our loan amounts to 80.0% of appraised value, in addition to our usual credit analysis of our borrowers. We also obtain a first lien on the property as security for our construction loans and personal guarantees from the borrower’s principal owners.

Consumer Lending

We offer various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans, installment and demand loans, letters of credit, and home equity loans. At December 31, 2006, we had consumer loans of $28.0 million or 3.7% of gross loans. Such loans are generally made to customers with whom we had a pre-existing relationship. We originate all of our consumer loans in our market area and intend to continue our consumer lending in this geographic area.

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

Commercial Loans

Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. To manage these risks, we generally secure appropriate collateral and monitor the financial condition of our business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. Our standard operating procedure includes a credit review and monitoring process to review the cash flow of commercial borrowers. At December 31, 2006, commercial loans totaled $107.1 million, or 14.2% of gross loans.

Employees

As of December 31, 2006, we had 317 total employees, 266 of which were full-time employees. None of our employees are covered by any collective bargaining agreement, and relations with employees are considered good.

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

Payment of Dividends.  The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. The subsidiary banks are subject to laws and regulations that limit the amount of dividends that they can pay to the Corporation. In addition, the Corporation and its subsidiary banks are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past three years has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Corporation does not expect that any of these laws, regulations or policies will materially affect the ability of the subsidiary banks to pay dividends.

Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of Marathon Bank, Rockingham Heritage Bank, and Premier Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the limits set forth under applicable law. These deposits are also subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC.

Our banks pay insurance premiums on deposits in accordance with a deposit premium assessment system in accordance with the recently enacted Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), which required that the FDIC revise its current risk-based deposit premium system by November 2006. On July 11, 2006, the FDIC issued a notice of proposed rulemaking with respect to the changes required by the Federal Deposit Insurance Reform Act. This proposed rulemaking would impose deposit insurance premium assessments based upon perceived risks to the Deposit Insurance Fund, by evaluating an institution’s CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk would pay lower premiums than those institutions deemed to pose more risk, which would pay more. On November 2, 2006, the FDIC adopted final regulations implementing FDIRA. Under the new risk-based assessments, most financial institutions will pay an assessment of between $0.05 and $0.07 for every $100 of domestic deposits annually beginning in 2007.

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

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 2006, each of the Corporation and its subsidiary banks were classified as well capitalized.

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

Many community banks attract customers based on the personal relationships that the banks’ officers and customers establish with each other and the confidence that the customers have in the officers. We depend on the performance of John K. Stephens, our Chairman and President and Chief Executive Officer of Rockingham Heritage Bank, and Donald L. Unger, our President and Chief Executive Officer. Mr. Stephens and Mr. Unger each have over 37 years of experience in the banking industry and have numerous contacts in our market area. We believe that their extent of experience and contacts provide us with an advantage over other community banks in our market, who have chief executive officers with less experience and fewer contacts.

The loss of the services of any of Mr. Stephens or Mr. Unger, or the failure of either to perform management functions in the manner anticipated by our board of directors, could have a material adverse effect on our business. Our success will be dependent upon the board’s ability to attract and retain quality personnel, including these individuals. We have attempted to reduce our risk by carrying key man life insurance on these individuals and including a non-competition covenant in employment agreements with these individuals.

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

Our strategic plan includes the evaluation and acquisition of other financial institutions, such as our recent acquisition of Albemarle First Bank. While we generally expect our revenues to increase over time from internal growth, we would also expect that growth through acquisitions would increase our revenues. There can be no assurance, however, that we will be able to identify and attract suitable acquisition candidates successfully that will permit us to expand into new or existing markets. We are unable to predict whether or when any prospective acquisition candidates will become available or the likelihood that any acquisition will be completed once negotiations have commenced. We compete for acquisition and expansion opportunities with financial institutions that have substantially greater resources than we do. The failure to acquire other institutions may adversely affect the expected growth in our revenues.

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

Risks Associated with the Merger

As a result of our agreement to merge with United Bankshares, Inc., we face the additional risks identified below.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us and potentially on United. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated, and could cause customers and others that deal with us to seek to change existing banking or other relationships. Employee retention may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their future roles with United. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with United, United’s business following the Merger could be harmed. In addition, the Merger agreement restricts us from making certain acquisitions and taking other specified actions until the Merger occurs. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The failure to obtain required approvals and satisfy closing conditions in a timely manner may delay completion of the Merger.

Completion of the Merger is conditioned upon the receipt of all governmental authorizations, consents, orders and approvals, including the required approvals from banking regulators. We and United have not yet filed any of the required regulatory applications or notices necessary to complete the Merger with each of the applicable regulatory authorities. Neither we nor United can be sure as to whether or when regulatory approvals will be obtained or that the regulatory approvals will be obtained without conditions. Such conditions may delay completion of the Merger, exposing you to the risks and uncertainties described above for a longer period of time, or may be detrimental to us or United.

The merger agreement limits our ability to pursue alternatives to the Merger.

The merger agreement contains provisions that could adversely impact competing proposals to acquire us. These provisions include the prohibition generally on our soliciting any acquisition proposal or offer for a competing transaction and the requirement that we pay a termination fee of $8 million in cash if the merger agreement is terminated in specified circumstances in connection with an alternative transaction. In addition, even if our board of directors determines that a competing proposal to acquire us is superior, and thus fails to recommend that our shareholders approve the Merger, we will pay the termination fee of $8 million if the merger agreement is terminated.

United required us to agree to these provisions as a condition to United’s willingness to enter into the merger agreement. These provisions, however, might discourage a third party that might have an interest in acquiring us from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher value than the current proposed merger consideration. Furthermore, the termination fee may result in a potential competing acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

Although we have agreed that our board of directors will, subject to fiduciary exceptions, recommend that its shareholders approve the merger agreement, there is no assurance that the merger agreement and the Merger will be approved, and there is no assurance that the other conditions to the completion of the Merger will be satisfied. If the Merger is not completed, we will be subject to several risks, including the following:

•	We may be required to pay United a termination fee of $8 million in cash in the aggregate if the Merger agreement is terminated under certain circumstances;
•

The current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a negative perception by the stock market of us generally and a resulting decline in the market price of our common stock;

•	Certain costs relating to the Merger (such as legal, accounting and financial advisory fees) are payable by us whether or not the Merger is completed;
•

There may be substantial disruption to our business and a distraction of its management and employees from day-to-day operations, because matters related to the Merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us;

•	Our business could be adversely affected if it is unable to retain key employees or attract qualified replacements; and
•	We would continue to face the risks that we currently face as an independent company, as further described elsewhere in this Form 10-K.

In addition, we would not realize any of the expected benefits of having completed the Merger. If the Merger is not completed, these risks may materialize and materially adversely affect our business, financial results, financial condition and stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table provides certain information with respect to our properties:

Location	Date Facility Opened	Ownership and Leasing Arrangements
Premier Community Bankshares, Inc.:
Corporate Headquarters 238 Prosperity Drive Winchester, Virginia	2006	Lease expires in 2007, subject to option to renew for one additional five-year term.
Marathon:
Main Office 4095 Valley Pike Winchester, Virginia	1988	Owned by Marathon.
Front Royal Branch 300 Warren Avenue, Post Office Plaza Front Royal, Virginia	1993	Lease expires in 2016, subject to Marathon’s option to renew for two additional five-year terms.
Winchester Branch 1041 Berryville Avenue Winchester, Virginia	1995	Lease expires in 2009.
Sunnyside Branch 1447 North Frederick Pike Winchester, Virginia	1997	Lease expires in 2011, subject to Marathon’s option to renew for one additional five-year term.
Woodstock Branch 1014 South Main Street Woodstock, Virginia	1997	Lease on real estate expires in 2007, subject to Marathon’s option to renew for three additional five-year terms. Marathon owns the building.
Old Town Branch 139 North Cameron Street Winchester, Virginia	2002	Owned by Marathon.
522 South Branch 199 Front Royal Pike Winchester, Virginia	2003	Owned by Marathon.
Front Royal Branch II 1729 Shenandoah Avenue Front Royal, Virginia	2003	Owned by Marathon.
Operations Center 175 Front Royal Pike Winchester, Virginia	2003	Lease expires in 2013, subject to Marathon’s option to renew for four additional five-year terms.
Human Resources Offices 4046-2 Valley Pike Winchester, Virginia	2004	Lease is on a month to month basis.

Valley Avenue Branch 2252 Valley Avenue Winchester, Virginia	2005	Lease expires 2020, subject to Marathon’s option to renew for three additional five-year terms.
Route 50 West Branch 2051 Northwestern Pike Winchester, Virginia	2006	Owned by Marathon.
Strasburg Branch 120 Ox Bow Drive Strasburg, Virginia	2006	Owned by Marathon.
Rockingham Heritage:
Main Office 110 University Boulevard Harrisonburg, Virginia	1991	Owned by Rockingham.
South Main Branch 1980 South Main Street Harrisonburg, Virginia	1996	Owned by Rockingham.
Elkton Branch 410 West Spotswood Trail Elkton, Virginia	1998	Owned by Rockingham.
Red Front Supermarket Branch 677 Chicago Avenue Harrisonburg, Virginia	1993	Lease expires in 2007, with automatic renewal for one additional five-year term.
Weyers Cave Branch 54 Franklin Street Weyers Cave, Virginia	2000	Lease expires in 2010, subject to Rockingham’s option to renew for three additional five-year terms.
Waynesboro Branch 2556 Jefferson Highway Waynesboro, Virginia	2000	Lease expires in 2009, subject to Rockingham’s option to renew for three additional five-year terms.
Staunton Branch 49 Lee-Jackson Highway Staunton, Virginia	2001	Lease expires in 2011, subject to Rockingham’s option to renew for three additional five-year terms.
Bridgewater Branch 309 N. Main Street Bridgewater, Virginia	2004	Owned by Rockingham.
Operations Center 370 Neff Avenue Harrisonburg, Virginia	2004	Four separate leased areas. All are either currently month to month or will become month to month in May 2007.
Broadway Branch 361 South Main Street Broadway, Virginia	2006	Owned by Rockingham.

Main Office (formerly Albemarle) 1265 Seminole Trail Charlottesville, Virginia	2006	Owned by Rockingham.
Downtown Mall Office (formerly Albermarle) 100 Fifth Street, S.E. Charlottesville, Virginia	2006	Lease expires in 2011.
Ruckersville Office (formerly Albemarle) 8260 Seminole Trail Ruckersville, Virginia	2006	Owned by Rockingham.
Premier Bank:
Operations Center Suite 397-3 Mid-Atlantic Parkway Martinsburg, West Virginia	2003	Lease is on a month to month basis.
Shepherdstown Branch 7867 Martinsburg Pike Shepherdstown, West Virginia	2005	Owned by Premier Bank.
Martinsburg Branch 24 District Way Martinsburg, West Virginia	2006	Owned by Premier Bank.
Charles Town Branch (future growth) 71 Jefferson Crossing Way Charles Town, West Virginia	2006	Lease expires in 2016.

The Corporation intends to renew the respective leases that expire in 2007, as disclosed above.

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

	Sales Price		Cash Dividend
	High	Low	Declared
2006
First Quarter	$ 22.62	$ 21.00	$ --
Second Quarter	22.00	20.56	--
Third Quarter	21.25	19.05	--
Fourth Quarter	21.44	20.11	0.26

2005
First Quarter	$ 21.66	$ 19.00	$ --
Second Quarter	23.75	18.94	--
Third Quarter	21.15	19.75	--
Fourth Quarter	24.00	19.01	0.25

At December 31, 2006, the Corporation had approximately 3,253 shareholders of record.

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

Stock Repurchases

The Corporation did not repurchase any shares of its common stock during the fourth quarter of 2006.

Stock Performance Graph

The following graph compares the cumulative total return to the shareholders of the Corporation for the last five fiscal years with the total return on the Nasdaq Composite Index and the SNL Southeast Bank Index, as reported by SNL Financial LC, assuming an investment of $100 in shares of Common Stock on December 31, 2001, and the reinvestment of dividends.

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Premier Community Bankshares	100.00	122.20	212.91	249.44	283.17	253.63
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Southeast Bank Index	100.00	110.46	138.72	164.50	168.39	197.45

Item 6. Selected Financial Data

The following selected consolidated financial data is based upon the Corporation’s audited financial statements and related notes and should be read in conjunction with such financial statements and notes.

		Year Ended
	2006	2005	2004	2003	2002
	(In Thousands Except Per Share Data)
Income Statement Data
Interest income	$55,551	$40,146	$31,452	$26,512	$23,114
Interest expense	23,659	13,290	8,971	8,293	8,468
Net interest income	31,892	26,856	22,481	18,219	14,646
Provision for loan losses	661	842	1,020	919	1,100

Net interest income after provision	31,231	26,014	21,461	17,300	13,546
Non-interest income	5,371	4,600	4,439	3,654	2,440
Non-interest expense	24,918	20,118	16,573	13,213	9,527
Income before income taxes	11,684	10,496	9,327	7,741	6,459
Income taxes	3,839	3,355	2,984	2,485	2,095
Net income	7,845	7,141	6,343	5,256	4,364

Per Share Data
Net income-basic	1.47	1.45	1.30	1.14	0.96
Net income-diluted	1.44	1.41	1.26	1.11	0.94
Cash dividends declared	0.26	0.25	0.21	0.18	0.15
Book value per share	12.58	10.15	9.00	7.96	6.55

Balance Sheet Data
Assets	$900,711	$674,396	$576,150	$463,202	$393,755
Loans, net	747,444	573,405	486,865	382,459	312,554
Securities	40,094	30,379	27,314	24,051	25,296
Deposits	728,274	562,880	483,933	397,345	345,062
Shareholders’ equity	71,713	50,289	44,262	38,877	29,824
Shares outstanding (actual)	5,699,842	4,955,648	4,919,548	4,881,084	4,555,484

Performance Ratios
Return on average assets	0.96%	1.13%	1.20%	1.22%	1.27%
Return on average equity	11.94%	14.97%	15.20%	15.86%	15.63%
Equity to assets	7.96%	7.46%	7.69%	7.68%	8.13%
Net interest margin	4.43%	4.62%	4.65%	4.63%	4.67%
Efficiency ratio	68.26%	63.50%	61.04%	59.90%	55.30%
Allowance for loan losses to loans	0.94%	0.97%	1.02%	1.06%	1.06%

Asset Quality Ratios
Net charge-offs to average loans outstanding	0.01%	0.04%	0.03%	0.04%	0.08%
Non-performing loans to period-end loans	0.27%	0.10%	0.23%	0.13%	0.20%
Non-performing assets to total assets	0.23%	0.13%	0.22%	0.12%	0.18%
Allowance for loan losses to non-performing loans	347.46%	910.58%	447.05%	825.75%	529.30%

Capital and Liquidity Ratios
Risk-based:
Tier 1 capital	9.50%	11.71%	11.85%	13.68%	11.51%
Total capital	13.27%	13.54%	12.89%	14.80%	12.56%
Average loans to average deposits	104.04%	101.28%	97.98%	93.29%	92.00%
Average shares outstanding:
Basic	5,322,973	4,939,847	4,893,442	4,602,466	4,537,185
Diluted	5,452,692	5,076,610	5,048,797	4,745,089	4,621,088

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

The following commentary discusses major components of our business and presents an overview of our consolidated financial position at December 31, 2006, and 2005, as well as results of operations for the periods ended December 31, 2006, 2005, and 2004. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented elsewhere in this Annual Report on Form 10-K.

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

Overview

The Corporation is a Virginia multi-bank holding company headquartered in Winchester, Virginia. The Corporation owns Marathon Bank, Rockingham Heritage Bank and its subsidiary, RHB Services, Inc., and Premier Bank, Inc.

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

These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including, but not limited to:

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	the ability to obtain the required shareholder approval or the required regulatory approvals for the merger with United;
•	the ability to consummate the merger with United;
•	personnel and business risks associated with any potential uncertainty regarding the merger with United;
•	maintaining capital levels adequate to support our growth;
•	maintaining cost controls and asset qualities as we open or acquire new branches;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	the successful management of interest rate risk;
•	successful completion of the merger with United;
•	changes in general economic and business conditions in our market area;
•	changes in interest rates and interest rate policies;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior;
•	changes in banking and other laws and regulations applicable to us; and
•	other factors discussed in Item 1A, “Risk Factors,” above.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Financial Overview

At December 31, 2006 we had total assets of $900.7 million, net loans of $747.4 million, deposits of $728.3 million and shareholders’ equity of $71.7 million. The increase in assets was 33.6% over the amount at December 31, 2005, while net loans and deposits increased 30.4% and 29.4%, respectively, for the same period. A slight majority of this growth was attributable to the acquisition of Albemarle First Bank as discussed above. Loans acquired from Albemarle at December 31, 2006 totaled $97.1 million and represented 17.0% of the loan growth from 2005 compared to 2006. Deposits assumed totaled $101.6 million at December 31, 2006 and represented 18.1% of the deposit growth from 2005 to 2006.

Our earnings per share, on a fully diluted basis, for the year ended December 31, 2006 was $1.44, which represented an increase of $0.03, or 2.1%, over earnings per share, on a fully diluted basis, of $1.41 for the same period 2005. The increase is partially attributable to a 20.1% increase in net interest income over the same periods, due to strong growth in our earning assets. The increase is also attributable to a 16.8% increase in non-interest income, as service charge income and other fees provided recurring sources of income. These increases are offset by additional average shares outstanding which were issued in conjunction with the acquisition of Albemarle. Average shares year over year increased from 4,939,847 at December 31, 2006 to 5,322,973 at December 31, 2006.

Our return on average equity was 11.94% for the year ended December 31, 2006 compared to 14.97% for the year ended December 31, 2005. This decline is mainly attributable to the increase in outstanding shares issued as part of the Albemarle transaction and the related dilution to earnings from this transaction. Additionally, a number of new branches have opened during the latter part of 2005 and 2006, and related expenses are now being reflected in our results. We believe these branches will provide for our future growth; however, new branches are typically a drag on earnings until enough deposit activity can be generated to fund earning assets, in addition to non-interest income transactions. As part of this increased branching activity, the de novo expansion in West Virginia and the acquisition of Albemarle, our efficiency ratio has increased in the past year, rising from 63.50% for the year ended December 31, 2005 to 66.51 for the year ended December 31, 2006.

The efficiency ratio is a non-GAAP (Generally Accepted Accounting Principles) financial measurement which we believe provides investors with important information regarding our operational efficiency. We compute our efficiency ratio by dividing non-interest expense by the sum of the net interest income on a tax-equivalent basis and non-interest income, net of securities gains or losses.

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

Financial Condition

Total Assets

The Corporation’s assets grew at a 33.6% pace, ending the year at $900.7 million. Total loans at year-end 2006, were $754.6 million of which $612.4 million were loans secured by real estate. The remaining loans consisted of $107.1 million in commercial loans, $28.0 million in consumer installment loans and $7.1 million in all other loans. Net loans for 2006, were $747.4 million, an increase of $174.0 million or 30.3% from the December 31, 2005 balance of $573.4 million. The loan to deposit ratio was 103.6% at December 31, 2006 and 102.9% at December

31, 2005. Steady loan demand in an expanding market and the loans acquired through the purchase of Albemarle generated the loan growth experienced for 2006.

The investment portfolio increased 32.0% to $40.1 million at year-end 2006 compared to $30.4 million at December 31, 2005. Federal funds sold increased $6.1 million to $25.4 million at December 31, 2006 compared to $19.3 million at December 31, 2005. Total interest earning assets increased $192.3 million or 30.6% from December 31, 2005 to December 31, 2006. This increase was primarily the result of the increase in outstanding loan balances.

Liabilities

Total deposits increased to $728.3 million at December 31, 2006, from $562.9 million at December 31, 2005, which is an increase of $165.4 million or 29.4%. Non-interest bearing deposits have increased slightly to $96.6 million as of December 31, 2006, an increase of $7.2 million or 8.1% from year-end 2005. During this period interest bearing checking and savings accounts increased $47.9 million or 32.1% to $196.9 million. The balance in time deposits was $434.7 million at the end of 2006 reflecting an increase of $110.3 million or 34.0% over 2005. As of December 31, 2006 non-interest bearing deposits represented 13.3% of total deposits as compared to 15.9% at year-end 2005. Low cost interest bearing deposits including savings and interest bearing checking were 27.0% of total deposits, a slight increase from 26.5% at December 31, 2005. Time deposits represented 59.7% of total deposits at December 31, 2006, as compared to 57.6% at year-end 2005. The migration of deposits from non-interest bearing and low-cost interest bearing to the higher cost time deposits is a result of customers shifting their investments in lower yielding investments to higher yielding investments as the Federal Reserve has increased interest rates by 425 basis points since June 2004.

Advances from the Federal Home Loan Bank were $55.0 million at December 31, 2006, up from $30.0 million at December 31, 2005. In addition, we had $39.3 million in outstanding trust preferred capital notes at December 31, 2006, an increase of 81.1% from the $21.7 million balance at year-end 2005. This is a result of the issuance of $14.4 million in trust preferred capital notes during the second quarter of 2006 and the issuance of $10.3 million in trust preferred capital notes during the fourth quarter of 2006, offset by the repayment of Premier Statutory Trust I in the amount of $7.2 million in December 2006.

Shareholders’ Equity

Total equity increased $21.4 million or 42.6% during 2006. This increase was due to net income of $7.8 million for the year plus exercised stock options of $450 thousand plus an unrealized gain on available for sale securities of $27 thousand and offset by dividends declared of $1.5 million. Shareholders’ equity also increased by $14.5 million due to the acquisition of Albemarle. The primary capital to assets ratio is 8.0% at December 31, 2006.

Net Income

Net income for the year ended 2006 was $7.8 million compared to $7.1 million for the same period in 2005. This is an increase of $704 thousand or 9.9% over the same period 2005. Albemarle First contributed approximately $1.0 million to net income from the period July 1, 2006 to December 31, 2006. The provision for income tax expense increased $484 thousand from $3.4 million in 2005 to $3.8 million in 2006. The return on average assets was 0.96% for 2006 as compared to 1.13% for the same period in 2005. For 2006, the return on average equity was 11.94%, down from 14.97% for 2005.

Net income for the year ended 2005 was $7.1 million compared to $6.3 million for the same period in 2004. This is an increase of $798 thousand or 12.6% over the same period 2004. The provision for income tax expense increased $371 thousand from $3.0 million in 2004 to $3.4 million in 2005. The return on average assets was 1.13% for 2005 as compared to 1.20% for the same period 2004. For 2005, the return on average equity was 14.97%, down from 15.20% for 2004.

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

Net interest income for the year ended December 31, 2006 was $31.9 million, $5.0 million or 18.7% higher than the year ended 2005. Albemarle First contributed $2.7 million to net interest income from July 1, 2006 to December 31, 2006. This increase is the result of the organic growth in interest earning assets and the acquisition of Albemarle’s earning assets in the amount of $192.3 million during 2006. Our net interest margin compressed during the year from 4.62% for the year ended December 31, 2005 to 4.43% for the year ended December 31, 2006 mainly attributable to an inverted yield curve and higher cost of deposits. As is the case with most financial institutions, the Corporation is liability sensitive for interest bearing balances re-pricing or maturing within one year.

Net interest income for the year ended December 31, 2005 was $26.9 million, $4.4 million or 19.5% higher than the year ended 2004. This increase is the result of the growth in interest earning assets of $90.9 million in 2005. The combination of growth and rate changes had the effect of decreasing the net interest margin from 4.65% for the year ended December 31, 2004 to 4.62% for the year ended December 31, 2005. As is the case with most financial institutions, the Corporation is liability sensitive for interest bearing balances re-pricing or maturing within one year.

Interest and dividend income totaled $55.6 million for the year ended December 31, 2006, $15.4 million or 38.4% higher than the year ended December 31, 2005. Albemarle contributed $4.2 million to interest and dividend income from July 1, 2006 to December 31, 2006. Interest and fees on loans of $52.7 million, which was an increase of 37.9% over the $38.2 million in interest and fees on loans recognized in 2005, comprised the vast majority of interest income. Interest income from investment securities was $1.8 million for 2006, a marginal increase from the 2005 year-end amount of $1.3 million. Interest income on federal funds increased $268 thousand or 46.4%.

Interest and dividend income totaled $40.1 million for the year ended December 31, 2005, $8.7 million or 27.6% higher than the year ended December 31, 2004. Interest and fees on loans of $38.2 million, which was an increase of 27.3% over the $30.0 million in interest and fees on loans recognized in 2004, comprised the vast majority of interest income. Interest income from investment securities was $1.3 million for 2005, a marginal increase from the 2004 year-end amount of $1.2 million. Interest income on federal funds increased $319 thousand or 122.2%.

Total interest expense for the year ended December 31, 2006 was $23.7 million, $10.4 million or 78.0% higher than the year ended 2005. Interest paid on deposits for 2006 increased by $7.9 million or 70.5% over the same period in 2005. Albemarle contributed $1.5 million to this total in conjunction with the deposits assumed as part of the acquisition. The additional expense was generated by an overall increase of $158.2 million in total interest bearing deposits during the year, combined with the increase in interest rates previously discussed. Interest on borrowings increased by $2.4 million or 119.5% compared to the same period last year. This increase was primarily the result of interest expense related to the additional trust preferred capital notes issued during the second and fourth quarters.

Total interest expense for the year ended December 31, 2005 was $13.3 million, $4.3 million or 48.1% higher than the year ended 2004. Interest paid on deposits for 2005 increased by $3.4 million or 44.0% over the same period in 2004. The additional expense was generated by an increase of $77.8 million in total interest bearing deposits during the year, combined with the increase in interest rates previously discussed. Interest on borrowings increased by $893 thousand or 75.2% over the same period last year. This increase was primarily the result of interest expense related to the additional trust preferred capital notes issued during the third quarter of 2005.

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

Average Yields and Costs

(In thousands)	December 31, 2006			December 31, 2005			December 31, 2004
	Average	Earnings/	Yield/	Average	Earnings/	Yield/	Average	Earnings/	Yield/
Assets:	Balances	Expense	Rate	Balances	Expense	Rate	Balances	Expense	Rate

Interest Earning Assets
Loans, net (1)	$667,806	$52,737	7.90%	$538,112	$38,230	7.10%	$447,297	$30,077	6.72%
Interest-bearing deposits	3,152	191	6.06%	1,854	48	2.59%	273	3	1.10%
Securities (2)	35,783	1,965	5.49%	27,888	1,514	5.43%	25,156	1,386	5.51%
Federal funds sold	17,252	848	4.92%	18,048	580	3.21%	16,605	261	1.57%
Total interest earning assets	$723,993	$55,741	7.70%	$585,902	$40,372	6.89%	$489,331	$31,727	6.48%

Non-Interest Earning Assets
Cash and due from banks	22,120			21,058			22,879
Bank premises and equipment	21,580			14,430			11,742
Intangible assets	7,883			-			-
Other assets	18,112			12,487			7,996
Allowance for loan losses	(6,157)			(5,262)			(4,676)

Total assets	$787,531			$628,615			$527,272

Liabilities and Shareholders’ Equity

Liabilities
Interest-bearing deposits	547,787	19,110	3.49%	444,640	11,209	2.52%	374,291	7,783	2.08%
Borrowed funds	79,523	4,549	5.72%	46,200	2,081	4.50%	37,211	1,188	3.19%

Total interest-bearing liabilities	$627,310	$23,659	3.77%	$490,840	$13,290	2.71%	$411,502	$8,971	2.18%
Non-Interest Bearing Liabilities:
Liabilities:
Demand deposits	$ 94,081			$ 86,847			$ 71,362
Other liabilities	5,692			3,234			2,676
Total liabilities	727,083			580,921			485,540
Shareholders’ equity	60,448			47,694			41,732

Total liabilities and shareholders’ equity	$787,531			$628,615			$527,272

Net Interest Earnings		$ 32,082			$ 27,082			$ 22,756
Net Interest Yield on Earnings Assets			4.43%			4.62%			4.65%

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

(In thousands)	December 31, 2006 vs. 2005			December 31, 2005 vs. 2004

	Due to	Change in		Due to	Change in
Interest Earned On:	Volume	Rate	Total	Volume	Rate	Total
Loans	$9,872	$4,635	$14,507	$6,378	$1,775	$8,153
Interest-bearing deposits	49	94	143	36	9	45
Securities	434	17	451	148	(20)	128
Federal funds sold	(26)	294	268	24	295	319

Total interest earned on interest
bearing assets	$10,329	$5,040	$15,369	$6,586	$2,059	$8,645

Interest Paid On:
Interest-bearing deposits	$2,964	$4,937	$7,901	$1,615	$1,811	$3,426
Borrowed funds	1,793	675	2,468	330	563	893

Total interest paid on interest
bearing liabilities	$4,757	$5,612	$10,369	$1,945	$2,374	$4,319

Net interest income	$5,572	($572)	$5,000	$4,641	($315)	$4,326

For discussion on our interest sensitivity, see Item 7A below.

The following table presents the amounts of our interest sensitive assets and liabilities that mature or re-price at December 31, 2006.

(In thousands)		90 Days		Over
	1-90 Days	to 1 Year	1-5 Years	5 Years	Total
Earning assets
Fed funds sold and interest bearing deposits in other banks	$5,379	$0	$20,000	$1,535	$26,914
Securities	1,145	6,213	12,336	20,401	40,094
Loans	293,215	97,134	345,900	18,314	754,563

Total earning assets	$299,739	$103,347	$378,236	$40,250	$821,571

Interest – bearing liabilities
Interest – bearing demand	$79,762	$0	$0	$0	$79,762
Savings	16,537	0	18,968	0	35,505
Money market savings	81,684	0	0	0	81,684
Certificates of deposit	84,394	239,016	111,268	0	434,678
Borrowed funds	74,864	10,000	10,000	0	94,864

Total interest - bearing liabilities	$337,241	$249,016	$140,236	$0	$726,493

Period GAP	($37,502)	($145,669)	$238,000	$40,250

Cumulative GAP	($37,502)	($183,171)	$54,829	$95,079

Cumulative GAP/Earning assets	-4.56%	-22.30%	6.67%	11.57%

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

Total other income for 2006 was $5.4 million, an increase of $771 thousand or 16.8% over the 2005 balance of $4.6 million. Overdraft and other fees generated by an increasingly active deposit base and an increasing number of customer accounts were the primary reason for this increase, along with the implementation of overdraft protection at Rockingham Heritage Bank, and an increase related to the acquisition of Albemarle.

Total other income for 2005 was $4.6 million, an increase of $161 thousand or 3.6% over the 2004 balance of $4.4 million. This was the result of service charges and overdraft fees generated by an increasingly active deposit base and an increasing number of customer accounts, as more customers utilized the bounce protection program introduced in 2003.

Non-Interest Expenses

Non-interest expense consists of salaries and employee benefits, occupancy expenses, furniture and equipment and other operating expenses. Total non-interest expenses for 2006 were $24.9 million, $4.8 million or 23.9% higher than the 2005 amount. Salary expenses increased $2.5 million or 21.7%, as the Corporation opened three new branches, acquired Albemarle, expanded its operations, and increased personnel to more efficiently handle the growth of the banks. Expenses related to a bank-owned life insurance policy totaled $425 thousand for the year ended December 31, 2006 as compared to $559 thousand for the year ended December 31, 2005. The Corporation’s efficiency ratio was 66.5% for 2006 compared to 63.5% for the same period in 2005.

Total non-interest expenses for 2005 were $20.1 million, $3.5 million or 21.4% higher than the 2004 amount. Salary expenses increased $2.3 million or 25.9%, as the Corporation opened two new branches, expanded its operations, and increased personnel to more efficiently handle the growth of the banks. Expenses related to a bank-owned life insurance policy, which was newly purchased in late 2004 and early 2005, totaled $559 thousand for the year ended December 31, 2005 as compared to $304 thousand for the year ended December 31, 2004. The Corporation’s efficiency ratio was 63.50% for the year ended December 31, 2005 compared to 61.04% for the same period in 2004.

The following table reflects the calculation for the efficiency ratio for the twelve months ended December 31, 2006 and 2005:

	December 31,
	2006	2005
Total Non-interest Expense	$ 24,918	$ 20,118
	$ 24,918	$ 20,118

Net Interest Income	$ 31,892	$ 26,856
Fully Taxable Equivalent adjustment	203	226
Non-interest Income	5,371	4,600
	$ 37,466	$ 31,682

Efficiency Ratio	66.51%	63.50%

Income Taxes

The provision for income tax expense increased $484 thousand or 14.4% for the year ended December 31, 2006 to $3.8 million versus $3.4 million at December 31, 2005. The provision for income tax expense increased $371 thousand or 12.4% for the year ended December 31, 2005 to $3.4 million versus $3.0 million at December 31, 2004.

Investments

The following tables reflect the value of the securities portfolio of the Corporation at the dates indicated.

Carrying Value of Securities Available for Sale

	December 31,
	2006	2005	2004
	(In Thousands)
U.S. Government and federal agencies	$19,473	$12,275	$8,661
Obligations of state & political subdivisions	6,161	7,183	7,233
Mortgage-backed securities	1,835	258	373
Other securities	5,598	3,426	3,478
	$33,067	$23,142	$19,745

Carrying Value of Securities Held to Maturity

	December 31,
	2006	2005	2004
	(In Thousands)
U.S. Government and federal agencies	$497	$497	$497
Obligations of state & political subdivisions	3,834	4,014	4,334
Other securities	2,696	2,726	2,738
	$7,027	$7,237	$7,569

At December 31, 2006, the approximate fair value of the securities portfolio was $39.8 million, compared to the December 31, 2005 value of $30.1 million. As of December 31, 2006, there were no obligations by any one issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. Agencies and Corporations, which in the aggregate exceeded 10% of stockholders’ equity.

The following tables set forth the maturity of distribution and weighted average yields of the securities portfolio at December 31, 2006. The weighted average yields are calculated on the book value of the portfolio and on securities interest income adjusted for amortization of premium and accretion of discount. The table does not include restricted securities with a value of $5.6 million held at December 31, 2006.

		Available for Sale
		December 31, 2006
(In Thousands)			After One But
	Within One Year		Within Five Years
	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agencies	7,342	4.82%	8,175	4.87%
Obligations of state and political subdivisions	0	0.00%	907	5.89%
Mortgage-backed securities	0	0.00%	1807	5.88%
Other securities	0	0.00%	0	0.00%
Total	7,342	4.82%	10,889	5.12%

	After Five But
	Within Ten Years		After Ten Years
	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agencies	3,482	5.66%	505	5.61%
Obligations of state and political subdivisions	4,145	5.34%	1,168	5.95%
Mortgage-backed securities	0	0.00%	25	6.07%
Other securities	0	0.00%	0	0.00%
Total	7,627	5.49%	1,698	5.85%

		Held to Maturity
		December 31, 2006
			After One But
	Within One Year		Within Five Years
	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agencies	0	0.00%	0	0.00%
Obligations of state & political subdivisions	0	0.00%	1,486	6.03%
Other securities	0	0.00%	0	0.00%
Total	0	0.00%	1,486	6.03%

	After Five But
	Within Ten Years		After Ten Years
	Amount	Yield (%)	Amount	Yield (%)
U.S. Government and federal agencies	497	4.59%	0	0.00%
Obligations of state & political subdivisions	1,548	5.99%	800	5.55%
Other securities	0	0.00%	2,696	7.48%
Total	2,045	5.65%	3,496	7.04%

Loans

Net loans consist of total loans, unearned income, deferred loan fees and the allowance for loan losses and excludes loans held for sale. Net loans were $747.4 million at December 31, 2006, an increase of 30.4% over December 31, 2005.

We have significant concentrations of credit in the land acquisition and land development and construction due to the current growth and other economic development that we have been experiencing in our market area for the last several years. At December 31, 2006, we had $184.1 million of commercial loans secured by real estate, which represented 24.4% of gross loans at that date. In addition, at December 31, 2006, we had $202.3 million of construction and land development loans secured by real estate, which represented 26.8% of gross loans at that date. We believe that these loans are all well-secured and are performing as required.

The following table summarizes the composition of the loan portfolio at the dates indicated:

(In thousands)	December 31,
	2006	2005	2004	2003	2002
Loans secured by real estate:
Construction and land development	$ 202,280	$ 144,829	$ 101,363	$ 66,501	$38,063
Secured by farmland	14,264	5,514	4,154	4,890	2,774
Secured by 1-4 family residential	172,851	141,697	131,230	101,548	70,773
Multi-family residential	38,930	25,560	18,224	15,432	6,258
Non-farm, non-residential loans	184,061	157,587	142,897	120,675	123,477
Loans to farmers (except those secured by real estate)	1,058	1,576	999	197	42
Commercial and industrial loans (except those secured by real estate)	107,082	69,869	63,079	49,735	52,970
Loans to individuals (except those secured by real estate)	28,041	26,235	25,491	23,296	19,699
All other loans	5,996	6,129	4,435	4,289	1,838
	$754,563	$578,996	$491,872	$386,563	$315,894
Less:
Allowance for loan losses	7,119	5,591	5,007	4,104	3,340
	$747,444	$573,405	$486,865	$382,459	$312,554

The Corporation had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 2006, or any of the previous years disclosed above. In addition, there were no categories of loans that exceeded 10% of outstanding loans as of December 31, 2006, which were not disclosed.

The table below presents the maturities of selected loans outstanding at December 31, 2006.

After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total
(In thousands)

Commercial	$ 55,787	$ 41,794	$ 9,501	$ 107,082
Real estate-construction	$ 143,204	$ 47,385	$ 11,691	202,280
	$ 198,991	$ 89,179	$ 21,192	$ 309,362

Interest sensitivity on such loans maturing after one year:
(In thousands)

Fixed	$ 94,919
Variable	$ 15,452
Total	$ 110,371

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

The allowance for loan losses, at December 31, 2006, was $7.1 million. This is an increase of $1.5 million or 27.4% from December 31, 2005. The increases in our allowance for loan losses are the result of adjustments that management has made in response to the growth of our loan portfolio and the allowance which was acquired in the Albemarle acquisition.

An analysis of the allowance for loan losses, including charge-off activity, is presented in the following table for the periods indicated.

	Year Ended December 31,
(In thousands)	2006	2005	2004	2003	2002

Balance, beginning of period	$ 5,591	$ 5,007	$ 4,104	$ 3,340	$ 2,459
Allowance of acquired bank	1,123	-	-	-	-
Less Charge-off’s:
Commercial	30	255	39	35	42
Real estate-mortgage	-	-	10	-	1
Real estate-construction	-	-	14	-	-
Consumer installment loans	331	295	175	189	242
Total	$ 361	$ 550	$ 238	$ 224	$ 285

Plus Recoveries:
Commercial	8	158	13	8	12
Real estate-mortgage	12	-	1	-	-
Real estate-construction	-	15	-	-	-
Consumer installment loans	85	119	107	61	54
Total	$ 105	$ 292	$ 121	$ 69	$ 66

Additions charged to operating expense	$ 661	$ 842	$ 1,020	$ 919	$ 1,100

Balance, end of period	$ 7,119	$ 5,591	$ 5,007	$ 4,104	$ 3,340

Ratio of net charge-offs to
average loans outstanding	0.01%	0.04%	0.03%	0.04%	0.08%

Allocation of the Allowance for Loan Losses

The following table reflects management’s allocation of the allowance for loan losses at December 31 for each of the years indicated:

	2006		2005		2004
(In Thousands)	Allowance	Percent	Allowance	Percent	Allowance	Percent

Real estate construction	$ 1,017	26.8%	$ 828	25.0%	$ 559	20.6%
Real estate mortgage	2,470	54.4%	2,146	57.1%	1,879	60.3%
Commercial, financial and agriculture	2,733	14.3%	1,919	12.3%	1,964	13.0%
Consumer and other	899	4.5%	698	5.6%	605	6.1%
	$ 7,119	100.0%	$ 5,591	100.0%	$ 5,007	100.0%

	2003		2002
	Allowance	Percent	Allowance	Percent

Real estate construction	$ 455	17.2%	$ 247	12.0%
Real estate mortgage	2,397	62.7%	1,911	64.4%
Commercial, financial and agriculture	945	12.9%	954	16.8%
Consumer and other	307	7.2%	228	6.8%
	$ 4,104	100.0%	$ 3,340	100.0%

Non-Performing Assets

Non-accrual loans at December 31, 2006 were $2.0 million compared to $726 thousand at December 31, 2005. This increase is directly attributable to the acquisition of Albemarle and their loan portfolio. There have been no significant additions of these types of loans in the loan portfolio exclusive of the acquired Albemarle loans. Approximately $9 thousand of interest income would have been recorded if interest had been accrued in 2006. As of December 31, 2006, the Corporation had a total of $4.9 million in non-accrual, and 90 days past due and still accruing interest, compared to $805 thousand at December 31, 2005. This was an increase of $4.3 million or 711.6%. The Corporation had no restructured loans during 2006 and 2005. This increase is directly attributable to the acquisition of Albemarle and their loan portfolio.

As of December 31, 2006 the Corporation had $6.9 million in impaired loans, which included the $2.0 million balance in non-accrual loans disclosed above. During the year, the Corporation enhanced its review of potentially impaired loans by expanding the review of classified loans.  As part of this review, there was an increase of loans which met the definition of impairment under FAS 114 and our loan policy.  The majority of these loans were considered to be impaired based on lower valuations of collateral compared to the outstanding loan balance rather than a decline in customer’s cash flows or negative trends in repayment histories. The Corporation’s management and Board of Directors have reviewed the asset quality of the subsidiary banks’ loan portfolios and loan loss allowances and have found them to be adequate.

The following table details information concerning non-accrual loans, foreclosed properties and past due loans at December 31 for each of the years indicated:

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Non-accrual loans	$ 2,049	$ 614	$ 1,120	$ 497	$ 631
Foreclosed Properties	0	124	151	67	67
	$ 2,049	$ 738	$ 1,271	$ 564	$ 698

Loans past due 90 days or more and still accruing interest	$ 2,861	$ 191	$ 668	$ 946	$ 223

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

At December 31, 2006, deposits were $728.3 million, an increase of 29.4% from $562.9 million at December 31, 2005. The deposit growth is a reflection of branch office growth, aggressive pricing, increased marketing and the acquisition of Albemarle. In order to reduce the overall cost of funds and reduce our reliance on high cost time deposits and short- term borrowings as a funding source, we continue to direct marketing efforts towards attracting lower cost transaction accounts. However, there is no assurance that these efforts will be successful, or if successful, will reduce our reliance on time deposits and short-term borrowings.

The following table details the average amount of, and the average rate paid on the following primary deposit categories for the years ended December 31, 2006, 2005 and 2004.

	Year ended		Year ended		Year Ended
(In thousands)	December 31, 2006		December 31, 2005		December 31, 2004

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits	$94,719		$86,847		$71,362

Interest - bearing demand	70,174	0.73%	65,466	0.44%	59,003	0.39%
Savings	103,404	2.53%	85,772	1.37%	82,161	1.10%
Certificates of deposit	374,209	4.27%	293,402	3.32%	233,127	2.81%
Total interest - bearing deposits	$547,787	3.49%	$444,640	2.52%	$374,291	2.06%

The following is a summary of the maturity distribution of certificates of deposit and other time deposits in amounts of $100,000 or more at December 31, 2006.

	Amount	Percent
	(In thousands)
Three months or less	$ 24,483	18.46%
Over three-six months	40,496	30.54%
Over six-twelve months	37,033	27.93%
Over twelve months	30,581	23.07%
	$ 132,593	100.00%

Certificates of deposit in the amounts of $100,000 or more were $132.6 million at December 31, 2006. This represents 30.5% of the total certificates of deposit balance of $434.7 million at December 31, 2006. The Corporation does not solicit such deposits. Further, the Corporation does bid for selected public funds deposits in large denominations and such deposits may require a pledging of investment securities.

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

Our ability to fund these daily commitments at December 31, 2006, 2005 and 2004 is illustrated in the table below:

	December 31,
	2006	2005	2004
	(In thousands)
Liquid Assets:
Cash and due from banks	$26,684	$21,092	$21,574
Federal funds sold	25,380	19,270	19,075
Liquid securities	0	0	250
Loans maturing in one year or less	282,710	265,660	211,629
Total liquid assets	$334,774	$306,022	$252,528

The net loan to deposit ratio (103.6%) as of December 31, 2006 has provided the opportunity for the Corporation to achieve a high return on its deposits. For the year ended December 31, 2006, the Corporation experienced a return on assets of 0.96% and a net interest margin of 4.43%.

Typically, management prefers to maintain a loan to deposit ratio of less than 100%.  Over the last several years, including this current period, our loan growth has outpaced our deposit growth.  Additionally, competition for deposits in our market areas has been very strong requiring the Corporation to fund our loan growth with other borrowings such as FHLB advances.  The trend of loan to deposit ratios greater than 100% has been steady in our market place and particularly amongst our financial institution peer groups in the Commonwealth of Virginia.  We expect this trend to continue for the foreseeable future.  The Corporation manages this ratio on a regular basis and is able to fund loan growth through other short term borrowings and funds.

The growth in deposits was $165.4 million or 29.4% during 2006. The Corporation also has access to overnight federal funds from correspondent banks totaling up to $34.1 million. In addition, the Corporation has established borrowing limits through the Federal Reserve Bank’s discount window for $1.5 million. Also, the Corporation has $128.8 million of funds available through the Federal Home Loan Bank of Atlanta of which $55.0 million has been utilized. Management believes that the opportunity for the sale of loans in the market is good.

	Year Ended
	December 31,

	2006	2005	2004
	(In thousands)
CASH FLOWS PROVIDED:
Operations	$ 8,043	$ 5,891	$ 6,457
Investing
Maturity and call of securities	10,750	3,394	6,300

Financing
Growth in deposits	63,895	78,947	86,588

CASH FLOWS USED:
Investing
Growth in loans	79,328	87,382	105,426
Purchase of property, plant and equipment	5,420	5,902	2,231
Purchase of securities	8,808	6,810	9,839

The following table summarizes ratios considered to be significant indicators of our profitability and financial condition for the periods indicated.

	For the Years Ended December 31,
	2006	2005	2004

Return on average assets
(Net income/average total assets)	1.00%	1.13%	1.20%

Return on average equity
(Net income/average equity)	12.98%	14.97%	15.20%

Dividends payment ratio
(Dividends declared/
Net income)	18.89%	17.35%	16.29%

Average equity to average asset ratio	7.70%	7.58%	7.91%

The following tables present the net income of the Corporation, broken down by quarter for the years ended December 31, 2006 and 2005.

	2006
	(In thousands except per share data)
	March 31	June 30	Sept 30	Dec 31
Total interest income	$11,417	$12,525	$15,552	$16,057
Net interest income after provision for loan losses	6,958	7,257	8,597	8,419
Non interest income	1,127	1,285	1,415	1,544
Non interest expense	5,526	5,871	6,912	6,609
Income before income taxes	2,559	2,671	3,100	3,354
Net income	1,705	1,773	2,016	2,351
Earnings per common share – assuming dilution	$0.33	$0.35	$0.35	$0.40
Dividends per common share	-	-	-	0.26

	2005
	(In thousands except per share data)
	March 31	June 30	Sept 30	Dec 31
Total interest income	$8,931	$9,714	$10,476	$11,025
Net interest income after provision for loan losses	6,021	6,438	6,729	6,826
Non interest income	1,052	1,135	1,185	1,228
Non interest expense	4,594	4,929	5,355	5,240
Income before income taxes	2,479	2,644	2,559	2,814
Net income	1,661	1,773	1,728	1,979
Earnings per common share – assuming dilution	$0.33	$0.35	$0.34	$0.39
Dividends per common share	-	-	-	0.25

Capital Resources

The Corporation’s risk-based capital position at December 31, 2006 was $71.7 million, or 9.5% of risk-weighted assets, for Tier I capital, and $100.2 million, or 13.3% for total risk based capital. Tier I capital consists primarily of common shareholders' equity and Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to Tier 1 Capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and a total capital ratio of 8%. The Corporation’s issuance of $6.2 million in trust preferred capital notes in 2003, the issuance of $8.2 million during the third quarter of 2005, the issuance of $14.4 million in trust preferred capital notes during the second quarter of 2006, and the issuance of $10.3 million in trust preferred capital notes during the fourth quarter of 2006 are included in the Tier 1 capital base (up to the allowable percentage of 25%) and will serve as a long-term source of funding. The Corporation also called and paid off the balance of $7.2 million in Premier Statutory Trust I in December 2006.

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

At December 31, 2006, commitments for standby letters of credit totaled $16.4 million, unfunded commitments under lines of credit totaled $104.5 million, and commitments to extend credit totaled $91.0 million. At December

31, 2005, commitments for standby letters of credit totaled $13.1 million, unfunded commitments under lines of credit totaled $97.3 million, and commitments to extend credit totaled $71.8 million.

Contractual Obligations

During the normal course of business, the Corporation obligates itself to certain contractual obligations. These obligations include long-term debt, capital leases, and operating leases. The following table summarizes those obligations as of December 31, 2006.

( In thousands)		Less Than			More than
Contractual Obligations	Total	One Year	>1-3 years	>3-5 years	Five Years
Long-Term Debt	$ 94,267	$ 10,000	$ 10,000	$ 10,000	$ 64,267
Capital Lease Obligations	225	24	48	48	105
Operating Leases	2,146	475	758	458	1,006
Total	$ 96,638	$ 10,499	$ 10,806	$ 10,506	$ 65,378

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Corporation does not expect the implementation of SAB 108 to have a material impact on is financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Corporation does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Corporation does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Corporation does not have a defined benefit plan or post retirement plan and therefore, the standard will not have an impact on the Corporation’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation does not expect the implementation of FIN 48 to have a material impact on its financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Corporation is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

In September 2006, the Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

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

The following table represents the interest rate sensitivity on our net income using different rate scenarios as of December 31, 2006.

% Change in
Change in Prime Rate	Net Income
+300 basis points	+5.5%
+200 basis points	+6.8%
+100 basis points	+5.9%
Most Likely	0
-100 basis points	-0.1%
-200 basis points	-1.5%
-300 basis points	-8.2%

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

The following chart reflects the change in net market value by using December 31, 2006 data, over different rate environments with a one-year horizon.

Change in Economic Value of Equity
Change in Prime Rate	(dollars in thousands)
+300 basis points	(5,510)
+200 basis points	(4,950)
+100 basis points	(4,868)
Most Likely	(5,105)
-100 basis points	(4,137)
-200 basis points	(4,985)
-300 basis points	(8,823)

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

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this Item 8:

-- Report of Independent Registered Public Accounting Firm - Yount, Hyde & Barbour, P.C.

-- Consolidated Balance Sheets - December 31, 2006 and 2005

-- Consolidated Statements of Income - Years ended December 31, 2006, 2005, and 2004

-- Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2006, 2005 and 2004

-- Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005 and 2004

-- Notes to Consolidated Financial Statements.

To the Board of Directors

Premier Community Bankshares, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Premier Community Bankshares, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Premier Community Bankshares, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Premier Community Bankshares, Inc. and Subsidiaries management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the corporation's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Community Bankshares, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Premier Community Bankshares, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Premier Community Bankshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

March 15, 2007

PREMIER COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(In Thousands, Except for Share Data)

Assets	2006	2005

Cash and due from banks	$ 25,150	$ 20,459
Interest-bearing deposits in other banks	1,534	633
Federal funds sold	25,380	19,270
Securities available for sale, at fair value	33,067	23,142
Securities held to maturity (fair value approximates $6,721 and
$6,983 at December 31, 2006 and 2005, respectively)	7,027	7,237
Loans, net of allowance for loan losses of $7,119 in 2006
and $5,591 in 2005	747,444	573,405
Bank premises and equipment, net	25,780	16,802
Accrued interest receivable	3,804	2,467
Other real estate	- -	124
Other assets	31,525	10,857
	$ 900,711	$ 674,396
Liabilities and Shareholders' Equity

Liabilities
Deposits:
Noninterest-bearing demand deposits	$ 96,645	$ 89,405
Savings and interest-bearing demand deposits	196,951	149,080
Time deposits	434,678	324,395
Total deposits	$ 728,274	$ 562,880
Federal Home Loan Bank advances	55,000	30,000
Short-term borrowings	597	4,393
Accounts payable and accrued expenses	5,702	5,014
Capital lease payable	158	169
Trust Preferred Capital Notes	39,267	21,651
Commitments and contingent liabilities	- -	- -
Total liabilities	$ 828,998	$ 624,107

Shareholders' Equity
Preferred stock, Series A, 5% noncumulative, no par
value; 1,000,000 shares authorized and unissued	$ - -	$ - -
Common stock, $1 par value; 20,000,000 shares authorized;
2006, 5,699,842 shares issued and outstanding;
2005, 4,955,648 shares issued and outstanding;	5,700	4,956
Capital surplus	34,095	19,805
Retained earnings	31,975	25,612
Accumulated other comprehensive loss	(57)	(84)
Total shareholders' equity	$ 71,713	$ 50,289
	$ 900,711	$ 674,396
See Notes to Consolidated Financial Statements.

PREMIER COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except for Per Share Data)

	2006	2005	2004
Interest and dividend income:
Interest and fees on loans	$ 52,737	$ 38,230	$ 30,036
Interest on investment securities:
Nontaxable	159	170	183
Taxable	250	247	268
Interest and dividends on securities available for sale:
Nontaxable	236	269	270
Taxable	909	446	338
Dividends	219	156	93
Interest on deposits in other banks	192	48	3
Interest on federal funds sold	849	580	261
Total interest and dividend income	$ 55,551	$ 40,146	$ 31,452

Interest expense:
Interest on deposits	$ 19,110	$ 11,209	$ 7,783
Interest on capital lease obligations	13	14	14
Interest on borrowings	4,536	2,067	1,174
Total interest expense	$ 23,659	$ 13,290	$ 8,971
Net interest income	$ 31,892	$ 26,856	$ 22,481
Provision for loan losses	661	842	1,020
Net interest income after provision for loan losses	$ 31,231	$ 26,014	$ 21,461

Noninterest income:
Service charges on deposit accounts	$ 3,239	$ 3,135	$ 3,188
Commissions and fees	1,143	965	820
Net gain on sale of securities	4	- -	- -
Other	985	500	431
Total noninterest income	$ 5,371	$ 4,600	$ 4,439

Noninterest expenses:
Salaries and employee benefits	$ 13,844	$ 11,379	$ 9,039
Net occupancy expense of premises	1,663	1,136	933
Furniture and equipment	1,620	1,322	1,282
Other	7,791	6,281	5,319
Total other expenses	$ 24,918	$ 20,118	$ 16,573

Income before income taxes	$ 11,684	$ 10,496	$ 9,327
Provision for income tax	3,839	3,355	2,984

Net income	$ 7,845	$ 7,141	$ 6,343

Earnings per share, basic	$ 1.47	$ 1.45	$ 1.30
Earnings per share, assuming dilution	$ 1.45	$ 1.41	$ 1.26

See Notes to Consolidated Financial Statements.

PREMIER COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, except Share Data)
	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income (Loss)	Compre hensive Income	Total Shareholders' Equity

Balance, December 31, 2003	$ 4,881	$ 19,328	$ 14,400	$ 268		$ 38,877
Comprehensive income:
Net income	- -	- -	6,343	- -	$ 6,343	6,343
Other comprehensive loss, unrealized
(loss) on securities available for sale
(net of tax, $71)	- -	- -	- -	(138)	(138)	(138)
Total comprehensive income	- -	- -	- -	- -	$ 6,205	- -
Dividends declared ($0.21 per share)	- -	- -	(1,033)	- -		(1,033)
Issuance of common stock - exercise of
stock options (41,775 shares)	42	229	- -	- -		271
Repurchase of common stock - exercise of
cashless stock options (3,311 shares)	(3)	(55)	- -	- -		(58)
Balance, December 31, 2004	$ 4,920	$ 19,502	$ 19,710	$ 130		$ 44,262
Comprehensive income:
Net income	- -	- -	7,141	- -	$ 7,141	7,141
Other comprehensive loss, unrealized
(loss) on securities available for sale
(net of tax, $112)	- -	- -	- -	(214)	(214)	(214)
Total comprehensive income	- -	- -	- -	- -	$ 6,927	- -
Dividends declared ($0.25 per share)	- -	- -	(1,239)	- -		(1,239)
Issuance of common stock - exercise of
stock options (36,100 shares)	36	293	- -	- -		329
Accelerated Vesting of common stock
options ( 111,000 shares)	- -	10	- -	- -		10
Balance, December 31, 2005	$ 4,956	$ 19,805	$ 25,612	$ (84)		$ 50,289
Comprehensive income:
Net income	- -	- -	7,845	- -	$ 7,845	7,845
Other comprehensive income, unrealized
gain on securities available for sale
(net of tax, $16)	- -	- -	- -	30	30	30
Less: Reclassification adjustment for gains
on securities available for sale, (net of tax, $1)				(3)	(3)	(3)
Total comprehensive income	- -	- -	- -	- -	$ 7,872	- -
Dividends declared ($0.26 per share)	- -	- -	(1,482)	- -		(1,482)
Issuance of common stock-acquisition
of bank (688,788) shares	689	13,805	- -	- -		14,494
Issuance of common stock - exercise of
stock options (67,150 shares)	67	692	- -	- -		759
Repurchase of common stock - exercise of
cashless stock options (11,744 shares)	(12)	(242)	- -	- -		(254)
Share-based compensation expense	- -	35	- -	- -		35
Balance, December 31, 2006	$ 5,700	$ 34,095	$ 31,975	$ (57)	$ 71,713
See Notes to Consolidated Financial Statements.

PREMIER COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands)

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$ 7,845	$ 7,141	$ 6,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,837	1,258	1,036
Provision for loan losses	661	842	1,020
Deferred tax benefit	(529)	(561)	(384)
Share based compensation expense	35	10	- -
Net amortization (accretion) on securities	(85)	25	67
Loss on sale of other real estate	(12)	- -	- -
Net gain on sale of securities	(4)	- -	- -
Changes in asset and liabilities:
Increase in other assets	(139)	(3,146)	(2,211)
Increase in accrued interest receivable	(826)	(617)	(172)
Increase (decrease) in accounts payable and accrued expenses	(740)	949	758
Net cash provided by operating activities	$ 8,043	$ 5,901	$ 6,457

Cash Flows from Investing Activities
Proceeds from maturities, calls and principal payments of securities held to maturity	$ 195	$ 320	$ 780
Proceeds from maturities, calls and principal payments of securities available for sale	6,355	3,074	5,520
Proceeds from sale of securities available for sale	4,200	- -	- -
Purchase of securities available for sale	(8,808)	(6,810)	(9,839)
Net increase in loans	(79,328)	(87,382)	(105,426)
Proceeds from sale of other real estate	112	151	- -
Purchase of bank premises and equipment	(5,420)	(5,902)	(2,231)
Cash paid in bank acquisition	(14,494)	- -	- -
Cash acquired in bank acquisition	5,414	- -	- -
Net cash used in investing activities	$ (91,774)	$ (96,549)	$ (111,196)

Cash Flows from Financing Activities
Net increase in demand deposits, NOW accounts and savings accounts	$ 3,687	$ 1,527	$ 45,523
Net increase in certificates of deposit	60,208	77,420	41,065
Increase in borrowings	14,656	3,870	19,963
Proceeds from trust preferred capital notes	24,833	8,248	- -
Repayment of trust preferred capital notes	(7,217)	- -	- -
Net proceeds from issuance of common stock	759	329	271
Repurchase of common stock	(254)	- -	(58)
Payment of dividends	(1,239)	(1,033)	(879)
Net cash provided by financing activities	$ 95,433	$ 90,361	$ 105,885

Increase (decrease) in cash and cash equivalents	$ 11,702	$ (287)	$ 1,146

Cash and Cash Equivalents
Beginning	40,362	40,649	39,503
Ending	$ 52,064	$ 40,362	$ 40,649

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$ 22,956	$ 13,013	$ 8,909
Income taxes	$ 4,500	$ 3,405	$ 3,222

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$ 112	$ 124	$ 151
Unrealized loss on securities available for sale	$ 42	$ (326)	$ (209)
Issuance of common stock for bank acquisition	$ 14,494	$ - -	$ - -
Transactions Related to the Acquisition of Albemarle
Increase in assets and liabilities:
Loans	95,165	- -	- -
Securities	14,396	- -	- -
Other assets	25,936	- -	- -
Non-interest bearing deposits	14,069	- -	- -
Interest bearing deposits	88,173	- -	- -
Borrowings	6,537	- -	- -
Other liabilities	1,224	- -	- -

See Notes to Consolidated Financial Statements.

PREMIER COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Nature of Banking Activities and Significant Accounting Policies

Premier Community Bankshares, Inc. (the “Corporation”) is a Virginia multi-bank holding company headquartered in Winchester, Virginia. The Corporation owns The Marathon Bank, Rockingham Heritage Bank and its subsidiary, RHB Services, Inc., all of which are located in Virginia, and Premier Bank, Inc., which is located in West Virginia and began operating as a de novo bank on July 18, 2005. On July 1, 2006, the Corporation acquired Albemarle First Bank (Albemarle) in Charlottesville, Virginia. Albemarle merged as a division of Rockingham Heritage Bank. The Corporation also owns Premier Statutory Trust II, Premier Statutory Trust III, Premier Statutory Trust IV and Premier Statutory Trust V.

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements of Premier Community Bankshares, Inc. and its subsidiaries, include the accounts of all companies. All material intercompany balances and transactions have been eliminated. FASB Interpretation No. 46 (R) requires that the Corporation no longer eliminate through consolidation the equity investments in Premier Statutory Trust II, Premier Statutory Trust III, Premier Statutory Trust IV and Premier Statutory Trust V by the parent company, Premier Community Bankshares, Inc., which approximated $1,267,000 at December 31, 2006. The subordinated debt of the Trusts is reflected as a liability on the Corporation’s balance sheet.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining whether other than temporary impairment exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Management uses three steps in calculating the balance of the reserve. The first step is specific classification which examines problem loans and applies a weight factor to each category. The weight factor is based upon historical data and the loans within each category are reviewed on a monthly basis to determine changes in their status. The second step applies a predetermined rate against total loans with unspecified reserves. Again, this rate is based upon experience and can change over time. The third step is an unallocated allowance which is determined by economic events and conditions that may have a real, but as yet undetermined, impact upon the portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Notes to Consolidated Financial Statements

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

Stock Compensation Plan

Effective January 1, 2006 the Corporation adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares (restricted stock), based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under APB Opinion No. 25. Share based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The model employs the following assumptions:

•	Dividend yield - calculated as the ratio of historical dividends paid per share of common stock to the stock price on the date of grant;
•	Expected life (term of the option) - based on the average of the contractual life and vesting schedule for the respective option;
•	Expected volatility - based on the monthly historical volatility of the Corporation’s stock price over the expected life of the options;
•	Risk-free interest rate - based upon the U.S. Treasury bill yield curve, for periods within the contractual life of the option, in effect at the time of grant.

Notes to Consolidated Financial Statements

Under APB Opinion No. 25, compensation expense was generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. For the year ended December 31, 2006, the Corporation recognized share-based compensation expense of $35,190, in accordance with SFAS 123R. This minimal impact is a result of the Corporation having accelerated vesting on all outstanding stock options as of December 29, 2005.

The following table illustrates the effect on net income and earnings per share in periods prior to 2006, had the stock based compensation expense for stock awards been recorded based on the fair value method under SFAS 123R (dollars in thousands except per share amounts):

	2005	2004

Net income, as reported	$ 7,141	$ 6,343
Total stock-based compensation expense
determined under fair value based method
for all rewards	(523)	(127)
Pro forma net income	$ 6,618	$ 6,216

Basic earnings per share
As reported	$ 1.45	$ 1.30
Pro forma	$ 1.34	$ 1.27

Diluted earnings per share
As reported	$ 1.41	$ 1.26
Pro forma	$ 1.30	$ 1.23

Stock-based compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

The Corporation has elected to adopt the modified prospective method which requires compensation expense to be recorded for the unvested portion of previously issued awards that remained outstanding as of January 1, 2006. In addition, compensation expense is recorded for any awards issued, modified, or settled after the effective date of this standard and prior periods are not restated. For awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the adoption based on the grant date fair value determined for pro forma disclosure purposes under SFAS No. 123R.

SFAS 123R requires the Corporation to estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period or vesting schedule based on the extent to which actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment,

Notes to Consolidated Financial Statements

which is recognized in the period of change, and also will impact the amount of estimated unamortized compensation expense to be recognized in future periods.

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The estimates were calculated using the following weighted-average assumptions for grants in 2006, 2005 and 2004, respectively: Dividend rate of 0.93%, 1.15% and 1.27%, price volatility of 20.00%, 21.58% and 24.53%, risk-free interest rate of 4.92%, 4.31% and 3.66%, and expected lives of 5 years.

See Note 15 for additional information relating to this plan.

On December 29, 2005, the Board of Directors of the Corporation approved the acceleration of the vesting of all unvested stock options outstanding under the Corporation’s stock option plans, which are the 1996 Long-Term Incentive Plan and the 2002 Long-Term Incentive Plan, effective as of December 29, 2005. The Board of Directors did not change any other terms of these stock options. The total number of shares of the Corporation’s common stock underlying the stock options that this action affected was 111,000. The Board of Directors determined to accelerate the vesting of these options in order to avoid the Corporation’s recognition of compensation expense associated with the affected options under SFAS 123R, which was effective beginning in the first quarter of 2006. The aggregate pre-tax compensation expense associated with the acceleration of the vesting of stock options avoided by this action was approximately $390,211.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Notes to Consolidated Financial Statements

Note 2. Securities

The amortized cost and fair value of the securities available for sale as of December 31, 2006 and 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2006
U.S. Government and		(In Thousands)
federal agencies	$ 19,504	$ 68	$ (99)	$ 19,473
Obligations of state and
political subdivisions	6,220	6	(65)	6,161
Mortgage-backed securities	1,832	3	- -	1,835
Restricted securities	5,598	- -	- -	5,598
	$ 33,154	$ 77	$ (164)	$ 33,067

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	2005
U.S. Government and		(In Thousands)
federal agencies	$ 12,429	$ 3	$ (157)	$ 12,275
Obligations of state and
political subdivisions	7,157	57	(31)	7,183
Mortgage-backed securities	259	1	(2)	258
Restricted securities	3,426	- -	- -	3,426
	$ 23,271	$ 61	$ (190)	$ 23,142

Notes to Consolidated Financial Statements

The amortized cost and fair value of the securities available for sale as of December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because mortgages underlying the mortgage-backed securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the maturity summary.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due in one year or less	$ 7,342	$ 7,333
Due after one year through five years	9,057	9,015
Due after five years through ten years	7,627	7,599
Due over ten years	1,698	1,687
Mortgage-backed securities	1,832	1,835
Restricted securities	5,598	5,598
	$ 33,154	$ 33,067

Notes to Consolidated Financial Statements

The amortized cost and fair value of securities being held to maturity as of December 31, 2006 and 2005, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
2006
(In Thousands)

U.S. Government and
federal agencies	$ 497	$ - -	$ (18)	$ 479
Obligations of state and
political subdivisions	3,834	27	(43)	3,818
Other Securities	2,696	15	(287)	2,424
	$ 7,027	$ 42	$ (348)	$ 6,721

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
2005
(In Thousands)

U.S. Government and
federal agencies	$ 497	$ - -	$ (21)	$ 476
Obligations of state and
political subdivisions	4,014	55	(35)	4,034
Other Securities	2,726	35	(288)	2,473
	$ 7,237	$ 90	$ (344)	$ 6,983

Notes to Consolidated Financial Statements

The amortized cost and fair value of the securities being held to maturity as of December 31, 2006, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(In Thousands)

Due after one year through five years	$ 1,486	$ 1,501
Due after five years through ten years	2,045	2,035
Due over ten years	3,496	3,185
	$ 7,027	$ 6,721

For the year ended December 31, 2006, there were sales of securities available for sale with amortized values of $4,200,000. A gain of $4,000 was recognized on these sales. For the years ended December 31, 2005, and 2004, there were no sales of securities available for sale.

Securities having a carrying value of $16,867,000 and $9,285,000 at December 31, 2006 and 2005 were pledged to secure public deposits and for other purposes required by law.

Securities in an unrealized loss position at December 31, 2006, and 2005, by duration of the unrealized loss, are shown below. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates. The losses are the result of interest rates, not credit concerns of the issuer. There are approximately 50 securities in the consolidated portfolio of the three banks that have losses, which are considered to be temporary.

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(In Thousands)

U.S. Government
and agency securities	$ 1,888	$ (7)	$ 7,563	$ (110)	$ 9,451	$ (117)
Obligations of states
and political subdivisions	4,859	(77)	1,882	(30)	6,741	(107)
Other securities	66	(184)	1,702	(103)	1,768	(287)
Mortgage-backed securities	-	-	25	(1)	25	(1)
	$ 6,813	$ (268)	$ 11,172	$ (244)	$ 17,985	$ (512)

Notes to Consolidated Financial Statements

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total

	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(In Thousands)

U.S. Government
and agency securities	$ 7,943	$ (113)	$ 3,420	$ (65)	$ 11,363	$ (178)
Obligations of states
and political subdivisions	3,048	(55)	709	(11)	3,757	(66)
Other securities	69	(180)	1,728	(108)	1,797	(288)
Mortgage-backed securities	76	(1)	53	(1)	129	(2)
	$ 11,136	$ (349)	$ 5,910	$ (185)	$ 17,046	$ (534)

Note 3.	Loans and Related Party Transactions

The composition of the net loans is as follows for the dates indicated:

	December 31,
	2006	2005
	(In Thousands)
Mortgage loans on real estate:
Construction	$ 202,280	$ 144,829
Secured by farmland	14,264	5,514
Secured by 1-4 family residential	172,851	141,697
Multi-family residential	38,930	25,560
Nonfarm, nonresidential loans	184,061	157,587
Loans to farmers (except those secured by real estate)	1,058	1,576
Commercial loans (except those secured by real estate)	107,082	69,869
Consumer installment loans (except those secured by real estate)	28,041	26,235
Overdrafts reclassified from deposits	310	386
All other loans	5,686	5,743
	$ 754,563	$ 578,996
Less:
Allowance for loan losses	7,119	5,591
	$ 747,444	$ 573,405

The Corporation, through its banking subsidiaries, has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties), on the same terms, including interest rates and collateral,

Notes to Consolidated Financial Statements

as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Banks for loans totaling $14,308,000 and $8,334,000 at December 31, 2006 and 2005, respectively. During 2006, total principal additions were $9,438,000 and total principal payments were $3,464,000.

The Company acquired loans pursuant to the acquisition of Albemarle First Bank . In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), at acquisition, the Company reviews each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that it will be unable to collect all amounts due according to the loan’s contractual terms. When both conditions exist, the Company accounts for each loan individually and considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan. The Company determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan (accretable yield).

Over the life of the loan, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, establishes a loan loss allowance for the loan. The Company’s valuation allowances for all acquired loans subject to SOP 03-3 reflect only those losses incurred after acquisition – that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to acquisition of the loans. For loans that are not accounted for as debt securities, the present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan. For any remaining increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.

Information regarding loans that were acquired in the acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be made, is summarized below:

December 31,
2006
(In Thousands)

Commercial	$ 715
Consumer	567
Outstanding balance	$ 1,282

The carrying amount of these loans is included in the balance sheet amounts of loans receivable at December 31, 2006. These loans are not included in the impaired loan amounts disclosed earlier in this Note. None of these loans are included in nonaccrual loans excluded from impaired loan disclosure described earlier in this Note. There were no such loans outstanding at December 31, 2005.

Notes to Consolidated Financial Statements

Note 4.	Allowance for Loan Losses

Changes in the allowance for loan losses are as follows for the years indicated:

	December 31,
	2006	2005	2004
	(In Thousands)

Balance, beginning	$ 5,591	$ 5,007	$ 4,104
Allowance of acquired bank	1,123	- -	- -
Provision for loan losses	661	842	1,020
Recoveries	105	292	121
Loan losses charged to
the allowance	(361)	(550)	(238)
Balance, ending	$ 7,119	$ 5,591	$ 5,007

The following is a summary of information pertaining to impaired loans for the years ended December 31, 2006 and 2005:

December 31,
	2006	2005
(In Thousands)

Impaired loans with a valuation allowance	$ 6,748	$ 1,582
Impaired loans without a valuation allowance	128	390
Total impaired loans	$ 6,876	$ 1,972

Valuation allowance related to impaired loans	$ 898	$ 134

Average investment in impaired loans	$ 2,630	$ 1,555

Interest income recognized on impaired loans	$ 6	$ 7

Interest income recognized on a cash basis
on impaired loans	$ 3	$ 6

Notes to Consolidated Financial Statements

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $14,721 and $74,474 at December 31, 2006 and 2005, respectively. If interest on these loans had been accrued, such income would have approximated $1,000 and $4,800 for 2006 and 2005, respectively.

Note 5.	Bank Premises and Equipment, Net

Bank premises and equipment as of December 31, 2006 and 2005 consists of the following:

	2006	2005
	(In Thousands)

Bank premises	$ 20,972	$ 12,898
Furniture and equipment	12,144	7,192
Capital leases - property and equipment	257	257
Bank premises and equipment in process	1,000	1,557
	$ 34,373	$ 21,904
Less accumulated depreciation	8,593	5,102
	$ 25,780	$ 16,802

Depreciation and amortization, related to Bank premises and equipment, included in operating expense for 2006, 2005 and 2004 was $1,837,000, $1,258,000 and $1,036,000, respectively.

Note 6.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $132,593,000 and $101,303,000, respectively.

At December 31, 2006, the scheduled maturities of time deposits are as follows (dollars in thousands):

Years Ending December 31:

2007	$ 344,000
2008	45,634
2009	26,550
2010	15,895
2011	2,599
$ 434,678

Brokered deposits totaled $2,192,000 as of December 31, 2006. There were no such deposits as of December 31, 2005.

Notes to Consolidated Financial Statements

Note 7.	Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$ 2,206	$ 1,818
Deferred loan fees	215	184
Deferred benefit plans	759	558
Securities available for sale	29	44
Other	272	114
	$ 3,481	$ 2,718
Deferred tax liabilities:
Depreciation	$ 772	$ 523
Net deferred tax assets
included in other assets	$ 2,709	$ 2,195

The provision for income taxes charged to operations for the years ended December 31, 2006, 2005 and 2004, consists of the following:

	2006	2005	2004
	(In Thousands)

Current tax expense	$ 4,368	$ 3,916	$ 3,368
Deferred tax (benefit)	(529)	(561)	(384)
	$ 3,839	$ 3,355	$ 2,984

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2006, 2005 and 2004, due to the following:

	2006	2005	2004
	(In Thousands)

Computed "expected" tax expense	$ 3,973	$ 3,569	$ 3,171
Increase (decrease) in income taxes
resulting from:
Tax-exempt interest income	(203)	(228)	(199)
Other	69	14	12
	$ 3,839	$ 3,355	$ 2,984

Notes to Consolidated Financial Statements

Note 8.	Leases

Capital Leases

The Marathon Bank has a lease agreement on a branch facility. The liability is payable in monthly installments of $1,991 through May 31, 2016 at an interest rate of 8%. The capital lease payable at December 31, 2006 in the amount of $158,000 represents the present value of the balance due in future years for lease rentals discounted at the respective interest rates. Since the term of the lease is approximately the same as the estimated useful life of the assets, and the present value of the future minimum lease payments at the beginning of the lease approximated the fair value of the leased assets at that date, the lease is considered to be a capital lease and has been so recorded.

The following is a schedule by years of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2006:

Years ending December 31 (dollars in thousands):

2007	$ 24
2008	24
2009	24
2010	24
2011	24
Later years	105
Total minimum lease payments	$ 225
Less the amount representing interest	(67)
Present value of net minimum of lease payments	$ 158

Operating Leases

Rockingham Heritage Bank has entered into a five-year operating lease with an entity of which a director of the Corporation is a shareholder. The lease expires on November 30, 2010 and has three five-year renewal options. The total minimum lease commitment at December 31, 2006 under this lease is $ 141,423.

The Banks were obligated under a number of other noncancelable leases for various banking premises, which including renewal options, expire through 2020. Total rental expense on premises and equipment for 2006, 2005 and 2004, was $569,000, $365,000 and $325,000, respectively.

Notes to Consolidated Financial Statements

Minimum rental commitments under noncancelable operating leases with terms in excess of one year as of December 31, 2006 were as follows (dollars in thousands):

2007	$ 406
2008	318
2009	295
2010	268
2011	190
Later years	669
$ 2,146

Note 9.	Commitments and Contingent Liabilities

In the normal course of business, there are other outstanding commitments and contingent liabilities, which are not reflected in the accompanying financial statements. See Note 11 with respect to financial instruments with off-balance-sheet risk.

As members of the Federal Reserve System, the banking subsidiaries are required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2006 and 2005, the aggregate amounts of daily average required balances were approximately $75,000.

The Banks are required to maintain certain required reserve balances with its correspondent bank. Those required balances were $2,050,000 and $2,125,000 for 2006 and 2005, respectively.

Note 10.	Dividend Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Banks to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the current year earnings and earnings retained for the two preceding years.

As of December 31, 2006, the aggregate amount of unrestricted funds, which could be transferred from the Corporation’s subsidiaries to the Parent Company, without prior regulatory approval, totaled approximately $25,119,000, or 35.07% of the consolidated net assets.

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

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2006	2005
	(In Thousands)

Commitments to grant loans	$ 90,953	$ 71,820
Standby letters of credit	16,370	13,142
Unfunded commitments under
lines of credit	104,483	97,289

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Banks, is based on management's credit evaluation of the counterparty.

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

Notes to Consolidated Financial Statements

The Banks have cash accounts in other commercial banks. The amount on deposit at these banks at December 31, 2006 exceeded the insurance limits of the Federal Deposit Insurance Corporation by approximately $3,850,000.

Note 12.	Employee Benefit Plans

The Corporation has a 401(k) Profit Sharing Plan covering employees who have completed 90 days of service and are at least 18 years of age. Employees may contribute compensation subject to certain limits based on federal tax laws. The Corporation makes matching contributions equal to 100 percent of an employee’s compensation contributed to the Plan up to 5 percent of the employee’s compensation. Additional amounts may be contributed, at the option of the Board of Directors. These additional contributions generally amount to 3.75 percent of eligible employee’s compensation. Employer contributions vest to the employee over a six-year period.

For the years ended December 31, 2006, 2005 and 2004, expense attributable to these retirement plans amounted to $760,000, $613,000 and $330,000, respectively.

Deferred Compensation Plans

The Corporation has entered into individual contracts with selected officers whereby they participate in a supplemental employee retirement contract.   Under the terms of the agreements, the officers are paid an amount equal to 25% of the individual employee’s final base compensation at time of retirement and for some employees 25% of the final base compensation plus a five year average of bonus payments.  Benefits are to be paid in monthly installments commencing at retirement for a period of 180 months.  The agreements provide that, if employment is terminated for reasons other than retirement or disability, the benefit is reduced based upon a vesting schedule.  If death occurs prior to termination of service, the agreements provide that either a life insurance benefit of up to three times compensation is paid to the employees’ beneficiary or the accrued benefit plus life insurance in the amount of $50,000 are paid to the employee’s beneficiary.

The deferred compensation charged to expense for the twelve months ended December 31, 2006 and 2005, based on the present value of the retirement benefits under the plans described above, was $425,000 and $559,000, respectively. The plans are unfunded; however, life insurance has been acquired on the life of the employees in amounts sufficient to offset the expense of the obligations.

Notes to Consolidated Financial Statements

Note 13.       Fair Value of Financial Instruments and Interest Rate Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

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

Notes to Consolidated Financial Statements

At December 31, 2006 and 2005, the fair value of loan commitments and stand-by letters of credit were immaterial.

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Thousands)		(Thousands)
Financial assets:
Cash and short-term
investments	$ 52,064	$ 52,064	$ 40,362	$ 40,362
Securities	40,094	39,788	30,379	30,125
Loans, net	747,444	734,177	573,405	565,634
Accrued interest receivable	3,804	3,804	2,467	2,467

Financial liabilities:
Deposits	$ 728,274	$ 751,403	$ 562,880	$ 583,404
Federal Home Loan Bank
advances	55,000	55,599	30,000	30,021
Short-term borrowings	597	597	543	543
Capital lease payable	158	158	169	169
Trust preferred capital notes	39,267	39,267	21,651	21,651
Accrued interest payable	1,484	1,484	781	781

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Bank categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

There are no conditions or events since the notification that management believes have changed the Banks’ category. The Corporation’s and the Banks’ capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table.

Notes to Consolidated Financial Statements

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amount in Thousands)
As of December 31, 2006:
Total Capital to Risk
Weighted Assets:
Consolidated	$ 100,153	13.27%	$ 60,365	8.00%	N/A	N/A
The Marathon Bank	$ 45,718	12.38%	$ 29,536	8.00%	$ 36,919	10.00%
Rockingham Heritage Bank	$ 42,927	12.18%	$ 28,198	8.00%	$ 35,248	10.00%
Premier Bank, Inc.	$ 6,549	18.93%	$ 2,768	8.00%	$ 3,460	10.00%
Tier 1 Capital to Risk
Weighted Assets:
Consolidated	$ 71,689	9.50%	$ 30,183	4.00%	N/A	N/A
The Marathon Bank	$ 41,941	11.36%	$ 14,768	4.00%	$ 22,152	6.00%
Rockingham Heritage Bank	$ 39,932	11.33%	$ 14,099	4.00%	$ 21,149	6.00%
Premier Bank, Inc.	$ 6,202	17.93%	$ 1,384	4.00%	$ 2,076	6.00%
Tier 1 Capital to
Average Assets:
Consolidated	$ 71,689	8.04%	$ 35,660	4.00%	N/A	N/A
The Marathon Bank	$ 41,941	9.70%	$ 17,298	4.00%	$ 21,622	5.00%
Rockingham Heritage Bank	$ 39,932	9.67%	$ 16,521	4.00%	$ 20,652	5.00%
Premier Bank, Inc.	$ 6,202	13.39%	$ 1,852	4.00%	$ 2,315	5.00%

As of December 31, 2005:
Total Capital to Risk
Weighted Assets:
Consolidated	$ 77,615	13.56%	$ 45,807	8.00%	N/A	N/A
The Marathon Bank	$ 40,107	12.39%	$ 25,900	8.00%	$ 32,375	10.00%
Rockingham Heritage Bank	$ 25,083	11.09%	$ 18,098	8.00%	$ 22,622	10.00%
Premier Bank, Inc.	$ 5,446	21.38%	$ 2,038	8.00%	$ 2,548	10.00%
Tier 1 Capital to Risk
Weighted Assets:
Consolidated	$ 67,164	11.73%	$ 22,904	4.00%	N/A	N/A
The Marathon Bank	$ 36,593	11.30%	$ 12,950	4.00%	$ 19,425	6.00%
Rockingham Heritage Bank	$ 23,300	10.30%	$ 9,049	4.00%	$ 13,573	6.00%
Premier Bank, Inc.	$ 5,152	20.22%	$ 1,019	4.00%	$ 1,529	6.00%
Tier 1 Capital to
Average Assets:
Consolidated	$ 67,164	9.90%	$ 27,144	4.00%	N/A	N/A
The Marathon Bank	$ 36,593	9.39%	$ 15,594	4.00%	$ 19,493	5.00%
Rockingham Heritage Bank	$ 23,300	8.96%	$ 10,403	4.00%	$ 13,003	5.00%
Premier Bank, Inc.	$ 5,152	17.96%	$ 1,147	4.00%	$ 1,434	5.00%

Notes to Consolidated Financial Statements

Note 15.       Stock Compensation Plan

The Corporation’s Long-Term Incentive Plans allow for incentive stock options and nonqualified stock options to be granted to certain key employees and directors with an exercise price to be not less than 100% of the Fair Market Value of the Stock on the day the stock option is granted. 440,000 shares of the Corporation’s common stock plus sufficient shares to cover the options outstanding under the Corporation’s previous plan have been reserved for the issuance of stock options under the Plan. All options expire ten years from the grant date and vest 25% at the date of grant and 25% each year for the three years following the grant date.

A summary of the activity in the stock option plan follows:

	2006			2005		2004
					Weighted		Weighted
	Number	Average	Average	Number	Average	Number	Average
	of	Exercise	Intrinsic	of	Exercise	of	Exercise
	Shares	Price	Value¹	Shares	Price	Shares	Price

Outstanding at beginning of year	314,650	$ 12.01		255,500	$ 8.23	295,275	$ 7.77
Granted	27,000	20.55		98,000	20.28	4,000	17.56
Acquisition of bank	71,692	13.30		- -	- -	- -	- -
Exercised	(67,150)	8.64		(36,100)	6.90	(41,775)	5.91
Forfeited	(2,000)	20.25		(2,750)	10.50	(2,000)	7.30
Outstanding at end of year	344,192	$ 13.62	$2,404,591	314,650	$ 12.01	255,500	$ 8.23

Options exercisable at year-end	323,942	$ 12.84	$2,399,562	314,650	$ 12.01	230,750	$ 7.79
Weighted-average fair value of
options granted during the year	$ 5.21			$ 4.95		$ 4.36

¹The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of the Company’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Notes to Consolidated Financial Statements

Information pertaining to options outstanding at December 31, 2006 is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
		Remaining		Remaining
Exercise	Number	Contractual	Number	Contractual
Price	Outstanding	Life	Exercisable	Life

$ 7.30	105,000	5.25	105,000	5.25
10.53	42,000	6.25	42,000	6.25
11.67	1,000	6.75	1,000	6.75
17.56	4,000	8.00	4,000	8.00
17.79	4,000	8.00	4,000	8.00
20.25	74,000	9.25	74,000	9.25
20.44	16,000	9.25	16,000	9.25
21.05	9,000	9.75	2,250	9.75
20.30	18,000	9.75	4,500	9.75
13.32	68,189	3.00	68,189	3.00
12.89	3,003	3.00	3,003	3.00
Outstanding at end of year
	344,192	6.37	323,942	6.13

Notes to Consolidated Financial Statements

Note 16.	Earnings Per Share

The following shows, for the years indicated, the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2006		2005		2004
		Per		Per		Per
		Share		Share		Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings
per share	5,322,973	$ 1.47	4,939,847	$ 1.45	4,893,442	$ 1.30
Effect of dilutive
securities:
Stock options	90,542		136,763		155,355
Diluted earnings
per share	5,413,515	$ 1.45	5,076,610	$ 1.41	5,048,797	$ 1.26

In 2006 stock options representing 5,471 shares were not included in computing diluted EPS because their effects were antidilutive. In 2005 and 2004 there were no shares excluded from earnings per share or considered to be antidilutive.

Note 17.	Borrowings

The Corporation’s banking subsidiaries have a line of credit with the Federal Home Loan Bank (FHLB) of Atlanta for $171,000,000 and $128,800,000 as of December 31, 2006 and 2005, respectively. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available. These advances are secured by 1-4 family residential mortgages. The unused line of credit totaled $116,000,000 and $98,800,000 at December 31, 2006 and 2005, respectively. On some fixed rate advances the FHLB may convert the advance to an indexed floating interest rate at some set point in time for the remainder of the term. If the advance converts to a floating interest rate, the Banks may pay back all or part of the advance without a prepayment penalty. Floating rate advances may be paid back at any time without penalty.

As of December 31, 2006, the fixed-rate long-term debt totaled $10,000,000 and matures on April 15, 2008. The interest rate on the fixed-rate note is 4.15%. As of December 31, 2006, the adjustable rate long-term debt totaled $45,000,000 and matures through May 23, 2019. The interest rates on the adjustable-rate notes payable range from 4.21% to 5.58%.

As of December 31, 2005, the fixed-rate long-term debt totaled $19,000,000 and matures through April 6, 2011. The interest rates on the fixed-rate note payable ranges from 2.50% to 4.50%. As of December 31, 2005, the adjustable rate long-term debt totaled $11,000,000 and matures through June 24, 2010. The interest rates on the adjustable-rate note payable ranges from 3.88% to 4.50%.

Notes to Consolidated Financial Statements

The contractual maturities of FHLB advances as of December 31, 2006 are as follows (dollars in thousands):

Due in 2007	$ 10,000
Due in 2008	10,000
Due in 2011	10,000
Due in 2019	25,000
$ 55,000

In 2001, Premier Statutory Trust I, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On December 18, 2001, $7.2 million of trust preferred securities were issued through a pooled underwriting totaling approximately $300 million. In December 2006, the Corporation called this debenture and created Premier Statutory Trust V (noted below) to pay off Trust I and infuse additional capital into the Corporation at a lower interest rate.

In 2003, Premier Statutory Trust II, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On September 25, 2003, an additional $6.2 million of trust preferred securities were issued through a pooled underwriting. The securities have a LIBOR-indexed floating rate of interest. The interest rate as of December 31, 2006 was 8.47%. Interest is payable monthly. The issue has a floating interest rate of the prevailing 3-month LIBOR rate plus 3.10%. The securities have an optional redemption date of October 8, 2008, and are subject to varying call provisions beginning October 8, 2033. The principal asset of the Trust is $6.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

In 2005, Premier Statutory Trust III, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On April 25, 2005, the Corporation entered into an agreement with First Tennessee Bank to issue an additional $8.2 million in Trust Preferred Capital Notes. The securities have a LIBOR-indexed floating rate of interest. The interest rate as of December 31, 2006 was 7.11%. Interest is payable monthly. The issue has a floating interest rate of the prevailing 3-month LIBOR rate plus 1.74%. The issue has a maturity date of May 16, 2035. The principal asset of the Trust is $8.2 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities.

In 2006, Premier Statutory Trust IV, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On June 20, 2006, the Corporation entered into an agreement with Wilmington Trust Company to issue an additional $14.4 million in Trust Preferred Capital Notes. The securities have a LIBOR-indexed floating rate of interest. The interest rate as of December 31, 2006 was 6.92%. Interest is payable monthly. The issue has a floating interest rate of the prevailing 3-month LIBOR rate plus 1.55%. The issue has a maturity date of June 20, 2036. The principal asset of the Trust is $14.4 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities. The proceeds of this issue were used to fund the acquisition of Albemarle.

Notes to Consolidated Financial Statements

In 2006, Premier Statutory Trust V, a wholly-owned subsidiary of the Corporation, was formed for the purpose of issuing redeemable Capital Securities. On December 14, 2006, the Corporation entered into an agreement with Wilmington Trust Company to issue an additional $10.3 million in Trust Preferred Capital Notes. The securities have a LIBOR-indexed floating rate of interest. The interest rate as of December 31, 2006 was 6.62%. Interest is payable monthly. The issue has a floating interest rate of the prevailing 3-month LIBOR rate plus 1.61%. The issue has a maturity date of December 14, 2036. The principal asset of the Trust is $10.3 million of the Corporation’s junior subordinated debt securities with the like maturities and like interest rates to the Capital Securities. The proceeds of this issue were used to pay off Premier Statutory Trust I, and to infuse additional capital into the Corporation.

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

Note 18. Goodwill and Other Intangible Assets

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

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

December 31, 2006
Amortizable core deposit intangibles	$ 3,030	$ 103	$ 2,927
Goodwill	15,800	--	15,800

Notes to Consolidated Financial Statements

Note 19.Other Expenses

The Corporation and its subsidiaries had the following expenses for the years ended

December 31, 2006, 2005 and 2004 as follows:

	2006	2005	2004
	(In Thousands)

Advertising	$ 706	$ 690	$ 621
ATM expense	498	440	374
Bank Franchise Tax	606	463	337
Directors' fees	684	523	425
Legal and Accounting	431	472	525
Stationary and supplies	601	530	431
Telephone expense	474	419	388
Other (no item >1% of revenue)	3,791	2,744	2,218
	$ 7,791	$ 6,281	$ 5,319

Notes to Consolidated Financial Statements

Note 20.	Subsequent Event—Proposed Merger with United Bankshares, Inc.

On January 26, 2007, Premier Community Bankshares, Inc. (the “Company”) entered into an Agreement and Plan of Reorganization (the “Agreement”) with United Bankshares, Inc. (“United”). The Agreement sets forth the terms and conditions of United’s acquisition of the Company through the merger of the Company with and into a subsidiary of United (the “Merger”).

Under the terms of the Agreement, United will issue to the shareholders of the Company, for each share of the Company’s common stock that they own, 0.93 shares of United’s common stock or $34.00 in cash, subject to the limitation that no less than 50% and no more than 65% of the total consideration will be in the form of stock. Shareholders of the Company may elect to receive United’s common stock, cash, or a combination of common stock and cash for their shares of the Company’s common stock, subject to pro ration in the event that the aggregate stock elections are less than the 50% minimum or exceed the 65% maximum.

In addition, at the effective time of the Merger, each outstanding option to purchase shares of the Company’s common stock under any of the Company’s stock plans shall vest pursuant to its terms and shall be converted into an option to acquire the number of shares of United’s common stock equal to the number of shares of the Company’s common stock underlying the option multiplied by 0.93. The exercise price of each option will be adjusted accordingly.

The Agreement also provides for the merger of The Marathon Bank, Rockingham Heritage Bank and Premier Bank, the three wholly-owned banking subsidiaries of the Company, with and into United Bank, a wholly-owned subsidiary of United, immediately after the effective time of the Merger.

Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by the Company’s shareholders and the receipt of all required regulatory approvals. The Merger is expected to be completed in the second quarter or early third quarter of 2007.

The Agreement provides that, if either party terminates the Agreement because the Company’s shareholders did not approve it and at that time there is a current proposal for a business combination involving the Company or any of its subsidiaries from another party, or because the Company’s board of directors failed to recommend that shareholders approve and adopt the Agreement, the Company will pay United a break-up fee of $8 million.

Notes to Consolidated Financial Statements

Note 21.	Parent Corporation Only Financial Statements

	2006	2005
	(In Thousands)
Assets
Cash	$ 516	$ 1,178
Interest bearing deposits with subsidiary banks	1,579	3,516
Federal funds sold	2,796	2,414
Investment in subsidiaries	107,012	64,961
Equipment, net	604	691
Other assets	297	776

Total assets	$ 112,804	$ 73,536

Liabilities
Accrued expenses	$ 342	$ 357
Dividends payable	1,482	1,239
Trust preferred capital notes	39,267	21,651
	$ 41,091	$ 23,247

Shareholders' Equity
Preferred stock	$ - -	$ - -
Common stock	5,700	4,956
Capital surplus	34,095	19,805
Retained earnings	31,975	25,612
Accumulated other comprehensive loss	(57)	(84)
Total shareholders' equity	$ 71,713	$ 50,289

Total liabilities and shareholders' equity	$ 112,804	$ 73,536

Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
(Parent Corporation Only)

Statements of Income
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In Thousands)
Income
Interest on federal funds sold	$ 93	$ 82	$ 60
Interest on deposits in other banks	65	66	72
Management fee income	1,012	278	247
Total income	$ 1,170	$ 426	$ 379

Expenses
Interest expense on trust preferred capital notes	$ 2,244	$ 1,156	$ 640
Other expenses	1,791	1,053	802
Total expense	$ 4,035	$ 2,209	$ 1,442

(Loss) before income tax (benefit) and
undistributed income of subsidiaries	$ (2,865)	$ (1,783)	$ (1,063)

Income tax (benefit)	(954)	(601)	(366)

(Loss) before undistributed
income of subsidiaries	$ (1,911)	$ (1,182)	$ (697)

Undistributed income of subsidiaries	9,756	8,323	7,040

Net income	$ 7,845	$ 7,141	$ 6,343

Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
(Parent Corporation Only)

Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In Thousands)
Cash Flows from Operating Activities
Net income	$ 7,845	$ 7,141	$ 6,343
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation expense	328	277	247
(Undistributed income) of subsidiary	(9,756)	(8,323)	(7,040)
Decrease (increase) in other assets	(676)	443	258
Increase (decrease) in accrued expenses	(15)	74	(39)
Net cash (used in) operating activities	$ (2,274)	$ (388)	$ (231)

Cash Flows from Investing Activities
Increase in investment in subsidiaries	$ (4,000)	$ (6,000)	$ (5,000)
Purchase of equipment	(241)	(235)	(75)
(Increase) decrease in investment in certificates
of deposit with subsidiaries	1,937	(66)	4,979
Net cash (used in) investing activities	$ (2,304)	$ (6,301)	$ (96)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	$ 759	$ 329	$ 271
Repurchase of common stock	(254)	- -	(58)
Proceeds from trust preferred capital notes	24,743	8,248	- -
Repayment of trust preferred capital notes	(7,217)	- -	- -
Cash paid in bank acquisition	(14,494)	- -	- -
Dividends from subsidiary banks	2,000	- -	- -
Payment of dividends	(1,239)	(1,033)	(879)
Net cash provided by (used in) financing activities	$ 4,298	$ 7,544	$ (666)

Increase (decrease) in cash and cash equivalents	$ (280)	$ 855	$ (993)

Cash and Cash Equivalents
Beginning	3,592	2,737	3,730

Ending	$ 3,312	$ 3,592	$ 2,737

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. An evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2006 was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Corporation’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on management’s assessment of the Corporation’s internal control over financial reporting appears on pages 41 and 42 hereof.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the Corporation’s fourth quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III has been incorporated herein by reference to the Corporation’s Proxy Statement for the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) as set forth below in accordance with General Instruction G.3 of Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is set forth in the sections entitled “Election of Directors,” “Corporate Governance and the Board of Directors – Committees of the Board,” “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors – Code of Ethics” of the 2007 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to this Item 11 is set forth in the sections entitled “Executive Compensation” (except for the Compensation Committee Report) and “Corporate Governance and the Board of Directors – Director Compensation” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item 12 is set forth in the sections entitled “Stock Ownership” and “Executive Compensation – Equity Compensation Plan Information” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this Item 13 is set forth in the section entitled “Executive Compensation – Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors -Director Independence” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information with respect to this Item 14 is set forth in the section entitled “Audit Information – Fees of Independent Public Accountants” and “– Pre-Approved Policies and Procedures” in the 2007 Proxy Statement and is incorporated herein by reference.

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

2.2

Agreement and Plan of Reorganization, dated as of January 26, 2007, by and between United Bankshares, Inc. and Premier Community Bankshares, Inc., incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed January 29, 2007 (File No. 0-18868).

3.1

Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 0-18868).

3.2

Bylaws (as amended and restated in electronic format as of February 15, 2007), incorporated herein by reference to Exhibit 3.1 to the Corporation's Current Report on Form 8-K filed February 22, 2007 (File No. 333-109656).

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
10.7

Salary Reduction Deferred Compensation Agreement, dated as of September 22, 1998, between The Marathon Bank and Donald L. Unger, incorporated herein by reference to Exhibit 10.8 to the Corporation's Registration Statement on Form S-1, as amended, filed October 10, 2003 (File No. 333-109656).*

10.8

Employment Agreement, dated as of April 1, 1998, between Marathon Financial Corporation and Donald L. Unger, incorporated herein by reference to Exhibit 10.8 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-18868).*

10.9

Form of Stock Option Grant Agreement (for employees), incorporated herein by reference to Exhibit 10.9 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-18868).*

10.10

Form of Stock Option Grant Agreement (for directors), incorporated herein by reference to Exhibit 10.10 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-18868).*

10.11

Employment Agreement by and between the Company and John K. Stephens, dated as of December 12, 2006, incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed December 26, 2006 (File No. 0-18868).*

10.12

Employment Agreement by and between the Company and Meryl G. Kiser, dated as of December 12, 2006, incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed December 26, 2006 (File No. 0-18868).*

10.13

Management Continuity Agreement by and between the Company and John A. Willingham, dated as of December 12, 2006, incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed December 26, 2006 (File No. 0-18868).*

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

PREMIER COMMUNITY BANKSHARES, INC.

Date: March 12, 2007                                                         By:          /s/ Donald L. Unger

Donald L. Unger

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald L. Unger Donald L. Unger	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2007
/s/ John A. Willingham John A. Willingham	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2007
/s/ John K. Stephens John K. Stephens	Chairman of the Board and Director	March 12, 2007
/s/ Walter H. Aikens Walter H. Aikens	Director	March 12, 2007
/s/ Thomas M. Boyd, Jr. Thomas M. Boyd, Jr.	Director	March 12, 2007
s/ Mensel D. Dean Mensel D. Dean	Director	March 12, 2007
/s/ Clifton L. Good Clifton L. Good	Director	March 12, 2007
/s/ Stephen T. Heitz Stephen T. Heitz	Director	March 12, 2007
D. Frank Hill, III	Director	March 12, 2007
/s/ Joseph W. Hollis Joseph W. Hollis	Director	March 12, 2007

/s/ Wayne B. Ruck Wayne B. Ruck	Director	March 12, 2007
/s/ Paul R. Yoder, Jr. Paul R. Yoder, Jr.	Director	March 12, 2007
/s/ James C. Youngblood James C. Youngblood	Director	March 12, 2007

EXHIBIT INDEX

Exhibit No.	Description

21.1	Subsidiaries of Premier Community Bankshares, Inc.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.