Form 10-K/A
period 2006-12-31
PREMIER COMMUNITY BANKSHARES INC
filed 2007-04-30
CIK 854399

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

not applicable

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed on March 16, 2007 with the Securities and Exchange Commission) as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (the “Form 10-K/A”). This Form 10-K/A includes the items required in Part III, which had previously been expected to be incorporated by reference to the Registrant’s definitive proxy statement for the 2007 annual meeting of shareholders.

TABLE OF CONTENTS

Page

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	3

Item 11.	Executive Compensation	5

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	21

Item 13.	Certain Relationships and Related Transactions, and Director Independence	23

Item 14.	Principal Accounting Fees and Services	25

Part IV

Item 15.	Exhibits, Financial Statement Schedules	26

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The board of directors consists of 12 members and is divided into three classes. The following biographical information discloses each director’s age and business experience in the past five years and the year that each individual was first elected to the board of directors or its predecessor.

Walter H. Aikens, 57, has served as a director of us and of Marathon Bank since 1998. He is President of H & W Construction Co., Inc. and President of Aikens Corporation, both in Winchester, Virginia, and develops real estate for rental property.

Thomas M. Boyd, Jr., 67, has served a director of us since July 2006 and as a director of Rockingham Heritage Bank since July 2006. Mr. Boyd has been President of Albemarle First Bank, which was acquired by Premier Community Bankshares in July 2006 and is now a subsidiary of Rockingham Heritage Bank, since 2002.

Mensel D. Dean, 61, has served as a director of us since July 2006 and as a director of Rockingham Heritage Bank since 2004. He is a certified public accountant and a partner in the firm of PBGH, LLP in Harrisonburg, Virginia.

Clifton L. Good, 69, has served as a director of us since 1989 and as a director of Marathon Bank since 1987. He is President of Clifton L. Good Realty, Incorporated and the General Manager and Partner of Good and Good, LLC, a real estate development company, both in Front Royal, Virginia.

Stephen T. Heitz, 54, has served as a director of us since 2000 and as a director of Rockingham Heritage Bank since 1989. He is an attorney and partner in the firm of Litten & Sipe, LLP in Harrisonburg, Virginia. He has been our Treasurer/Assistant Secretary since 2000.

D. Frank Hill, III, 54, has served as a director of us since March 2006 and as a director of Premier Bank since 2003. Mr. Hill is an attorney in private practice in Shepherdstown, West Virginia.

Joseph W. Hollis, 53, has served as a director of us since 1989 and as a director of Marathon Bank since 1987. He has been Chairman and Chief Executive Officer of B. J. Sager (beer distributor) in Winchester, Virginia, since January 1, 2006 and was previously its President. He has been our Secretary since 2000.

Wayne B. Ruck, 67, has served as a director of us since 2000 and as a director of Rockingham Heritage Bank since 1996. He is co-founder and co-owner of The Warehouse Company, a public logistics company in Harrisonburg, Virginia, and Shen-Valley LLC, a real estate development company in Harrisonburg, Virginia, and has an ownership position in four other packaging-related companies.

John K. Stephens, 64, has been our Chairman since 2000 and President and Chief Executive Officer of Rockingham Heritage Bank since 1994. He was elected Chairman of the Board of Rockingham Heritage Bank in 1998. From 1990 to 1998, Mr. Stephens served as Vice Chairman of the Board of Rockingham Heritage Bank.

Donald L. Unger, 65, has been our President and Chief Executive Officer since 1992. He was also President of Marathon Bank from 1992 to 2004 and Chief Executive Officer of Marathon Bank from 1992 to 2005. He has served as a director of both us and Marathon Bank since 1993. Mr. Unger was elected Chairman of Marathon Bank in May 2000.

Paul R. Yoder, Jr., 65, has served as a director of us since 2000 and as a director of Rockingham Heritage Bank since 1989. He is a physician and surgeon and is a partner in the professional firm of Rockingham Eye Physicians, P.C.

James C. Youngblood, 41, has served as a director of us since January 2006. He has served as President of Marathon Bank since 2005 and Chief Executive Officer of Marathon Bank since January 1, 2006. Mr. Youngblood was Executive Vice President of Marathon Bank from 2003 to 2004 and Senior Vice President/Loan Officer of Marathon Bank from 1996 to 2003.

No family relationships exist among any of the directors or between any of our directors and executive officers.

Executive Officers

John K. Stephens serves as our Chairman of the Board, Donald L. Unger serves as our President and Chief Executive Officer, and James C. Youngblood serves as President and Chief Executive Officer of Marathon Bank. Additional information with respect to these individuals is set forth above. Our other executive officer is John A. Willingham.

Mr. Willingham, 29, has been our Senior Vice President and Chief Financial Officer since September 2006. He had served as Vice President and Controller from May 2006 to September 2006. Mr. Willingham was a Manager with the public accounting firm of Yount, Hyde & Barbour, P.C. in Winchester, Virginia, from July 2002 to April 2006. He was employed with the public accounting firm of Pricewaterhouse Coopers LLP in McLean, Virginia, from December 1999 to July 2002, most recently in the position of Senior Associate. Mr. Willingham is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and any persons who own more than 10% of the outstanding shares of our common stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of our common stock. Officers and directors are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. Based solely on review of the copies of such reports furnished to us or written representation that no other reports were required, we believe that, during fiscal year 2006, all filing requirements applicable to its officers and directors were complied with, except that Mensel D. Dean inadvertently filed late a report on Form 3 covering the initial statement of beneficial ownership of securities.

Code of Ethics

The board of directors has approved a Code of Ethics for Senior Financial Officers for our Chief Executive Officer and principal financial officers. The Code of Ethics is designed to promote honest and ethical conduct, proper disclosure of financial information in our periodic reports, and compliance with applicable laws, rules, and regulations by our senior officers who have financial responsibilities. The Code of Ethics is available on our web page at www.pcbi.com. Each of our subsidiary banks has a Code of Ethics and Standards of Conduct for officers and employees.

Audit Committee

The Audit Committee assists the board of directors in fulfilling the Board’s oversight responsibility to the shareholders relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualifications, independence and performance of our independent auditor and the performance of the internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent auditor engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for us. The board of directors has adopted a written charter for the Audit Committee, and it is available on our web page at www.pcbi.com.

The members of the Audit Committee are Joseph W. Hollis, Chairman, Mensel D. Dean, Clifton L. Good and Wayne B. Ruck, all of whom the Board in its business judgment has determined are independent as defined by Nasdaq’s listing standards. The board of directors also has determined that all of the members of the Audit Committee have sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that Mr. Hollis qualifies as an audit committee financial expert as defined by SEC regulations.

The Audit Committee met seven times in 2006.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

This discussion and analysis describes briefly the philosophy, the strategy and the major details of our approach to compensating key executives. The approach has been developed over several years with guidance and oversight of the Compensation/Options Committee of the board of directors and with input from management, as well as from compensation and benefits consultants.

The Compensation/Options Committee of our board of directors reviews and establishes the salary and other compensation of our executive officers, including the named executive officers, and provides oversight of our compensation programs. The Committee consists entirely of non-employee, independent members of our board of directors. The Committee has not adopted a written charter.

We expect our key executive team, which includes our senior management and the presidents of our subsidiary banks, to drive performance and produce superior returns for shareholders. Following this discussion, under “Executive Compensation”, you will find tables containing detailed information concerning compensation earned or paid for 2006 to our “named executive officers.” These individuals include:

•	Donald L. Unger—President and Chief Executive Officer, Premier Community Bankshares
•	John K. Stephens—Chairman, Premier Community Bankshares, and President and Chief Executive Officer, Rockingham Heritage Bank
•	John A Willingham—Senior Vice President and Chief Financial Officer
•	James C. Youngblood—President and Chief Executive Officer, Marathon Bank
•	Frederick A. Board—Senior Vice President and Chief Financial Officer until September 2006
•	Meryl G. Kiser—President and Chief Executive Officer, Premier Bank until January 2007

The discussion below is intended to help you understand the information provided in those tables and provide context for our overall compensation program.

Objective/Rewards

The primary objective of our approach is to provide competitive levels of compensation to attract, retain and reward highly skilled executive officers. In turn, we expect them to manage our business in a manner that promotes our growth and profitability for the benefit of our shareholders. We believe that proper motivation of a talented management team will assure that our overall corporate objectives are met or exceeded.

The Committee considers certain factors in determining the compensation of our executive officers, including our financial and operating performance, a review of the responsibilities and performance of each executive officer and historical compensation levels. The Committee, however, does not place specific weight on any one factor in setting compensation.

Our organizational structure and operating style differs from peers in the community banking industry. Our subsidiary banks operate independently and are autonomous with regards to operations and decision making. Each subsidiary bank maintains a separate group of executives including a president, a chief financial officer and other management level positions. The holding company staff mainly provides operational oversight and manages non-operational areas such as capital markets, investor relations and compliance with Securities and Exchange Commission rules and regulations. As such, our salary structure follows more of a horizontal structure than a normal vertical hierarchy. The salary levels for holding company employees is impacted by this structure and may be below the median compared to peers.

Discussion of Our Philosophy

Our success depends upon the ability of our key executives to meet corporate objectives consistently. Consequently, we rely upon the following principles in structuring compensation arrangements for our key executives:

•

Benchmarking—To assure that our base compensation is competitive, we have in the past referred to data from the Virginia Bankers Association Salary Survey. As part of our review, we compare an overall compensation package including salary, bonus, stock-based compensation and other related benefits. Based on our structure as a multi-bank holding company, our organization is somewhat unusual in that each of our banks is autonomous in decision making and with local control. As such, our salary structure is different than that of other community banks as we have more than one person at certain levels of responsibility that may only require one person at other companies. As a result, we may not pay those persons salaries at the same level as comparable positions at other companies in our industry.

•

Allocation of Elements of Compensation—While paying a competitive base salary is necessary and desirable, we believe that additional compensation, typically in the form of an annual bonus, provides a key executive with benefits as a reward for performance. Stock-based compensation is provided on a periodic basis and is not based upon performance. Certain executive officers also have supplemental employee retirement plans and other related insurance benefits. Fringe benefits for key executives are modest and include country club dues, car allowance and other related benefits.

•

Pay for Performance—We rely on the annual bonus to reward results for the year. Although we have not adopted specific metrics on which to base bonuses, we consider the contributions of key executives individually as to how successfully they have managed to budget their responsibilities in light of the overall success of the company. All bonuses are discretionary.

We currently have no executive stock ownership guidelines. In addition, we do not have a policy for adjustment or recovery of payments and awards made to our executive officers in the event that our financial statements were to be restated in the future in a manner that would have impacted the size or payment of the award at the time of payment.

Elements of Compensation

We use the elements of compensation and benefits described below to recruit, retain and reward our key executives. In setting compensation, we have not assigned any particular percentage weight to any particular element of our compensation program. We do believe that total compensation should increase with an executive officer’s position and responsibilities.

Salary. We believe that a competitive salary is essential. Furthermore, flexibility to adapt to the particular skills of an individual or our specific needs is required. The Compensation/Options Committee awards salary increases for all executive officers except the Chief Financial Officer. Donald L. Unger, our President and Chief Executive Officer, proposes and sets the salary for the Chief Financial Officer. The Committee is made aware of this amount.

Each of Messrs. Unger and Youngblood have been compensated historically pursuant to an employment agreement, which is described under “Annual Compensation of Executive Officers” below. As a result, each officer is eligible for base salary increases as the Compensation Committee may determine. In making salary determinations, the Committee evaluates the performance of the executive officers based on factors such as our financial performance and the personal observations of the executive officers’ performance by the members of the Compensation Committee. In 2006, no particular weight was given to any particular factor.

In 2006, the Committee approved employment agreements for Messrs. Stephens and Kiser. The Committee believes that securing the continued service of key executives is essential to the successful future of the organization. Employment agreements assist us by providing security to key executives.

Mr. Willingham joined the company in 2006. His salary was set following negotiations with Mr. Unger.

Annual Bonus. We offer key executives an opportunity to receive an annual bonus. The maximum amount of bonus for each executive is set before the beginning of the year. No specific performance goals or criteria are set in advance.

Generally in December of each year, the Committee reviews our performance, and the performance of our subsidiary banks, compared with our budget and with the performance of peer institutions in determining whether to approve the payment of any bonus. All bonuses are at the discretion of the Committee. The Committee generally does not give any weight to any particular aspect of an individual’s performance.

Mr. Unger sets the bonus for the Chief Financial Officer using generally the same criteria as the Committee for the other executive officers.

Stock-Based Compensation. We believe that our key executives should be invested in us and share the longer term risks and rewards of our other shareholders. In the past, under the 2002 Long Term Incentive Plan, we used the grant of stock options to help accomplish this objective. Stock option grants require stock price appreciation in order for executive officers to realize any benefit, thus directly aligning executive and shareholder interests. In fixing the grants of options to executive officers, the Committee takes into account the respective scope of responsibility and contributions of each executive officer. The grant of options during any particular year is in the sole discretion of the Committee.

During 2006, we granted options to one named executive officer, Mr. Willingham, following his joining the company, and to two loan officers. The Committee did not award stock-based compensation to any other executive officer.

We are aware that the release of various information, including information related to our financial results, may have an impact on the market price of our common stock, and therefore the value of any stock-based award, depending on whether the information is favorable or unfavorable. We have not planned in the past, nor do we plan in the future, to time the release of material non-public information for the purpose of affecting the value of executive compensation. We do not have a practice of setting the exercise price of stock-based awards based on the stock price on any date other than the grant date, nor do we use a formula or any other method to select a price based on a period before, after or surrounding the grant date. Stock awards are granted at the closing price of our common stock on the date of grant.

Non-Qualified Deferred Compensation Plans. We believe that non-qualified deferred compensation plays an important role in retaining key executives, as well as helping them provide for retirement. For that reason, we provide a benefit for selected executives, including Messrs. Unger, Stephens, and Youngblood. Mr. Board began receiving the benefits under his supplemental executive retirement plan in 2007 following his retirement. The benefit at retirement generally is 25% of the individual executive’s last year’s compensation and is payable over a fifteen year period. Under vesting schedules in the plans, Messrs. Unger, Stephens and Board will vest fully upon attaining age 65 as an employee. Mr. Youngblood vests at the rate of 10% per year, with full vesting in 2014. In the event of death or disability, vesting is accelerated.

These plans were adopted to provide assistance to our employees with meeting their personal post-retirement income requirements

Other Benefits. Our executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance and our 401(k) plan, in each case on the same basis as our other employees.

In addition, each of Messrs. Unger, Stephens and Youngblood receive other annual compensation for the use and maintenance of company owned automobiles and for country club dues. Each of these benefits is included in their negotiated employment agreements with us. The country club membership facilitates the executive officer’s role as a company representative in the communities we serve. We provide company owned automobiles to certain of our executive officers due to the amount of travel required as representatives of the company. Mr. Kiser also received these benefits prior to the termination of his employment.

Conclusion

The gratifying growth of our business, challenges in our market place, and recent regulatory changes have necessitated reviewing our current executive compensation plans and practices. During 2007, we anticipate that the Committee, with assistance from independent consultants, will continue its in depth analysis of our executive compensation philosophy and recommend modifications to assure that our practices align with our business plan.

Compensation/Options Committee Interlocks and Insider Participation

No member of the Compensation/Options Committee is a current or former officer of the Premier Community Bankshares or any of our subsidiaries. In addition, there are no compensation/options committee interlocks with other entities with respect to any such member.

Compensation Committee Report

The Compensation Committee of the board of directors reviews and establishes the salary and other compensation of the Company’s executive officers, including the named executive officers. The Committee consists entirely of independent directors who are not officers or employees of the Company.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management of the Company. Based on that review and discussion, the Committee has recommended to the board of directors that it be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and this Proxy Statement.

Compensation Committee

Paul R. Yoder, Jr., Chairman

Stephen T. Heitz

D. Frank Hill, III

Summary Compensation of Executive Officers

In the tables and discussion below, we summarize the compensation earned during 2006 by (1) our chief executive officer, (2) our chief financial officer and (3) each of our three other most highly compensated executive officers who earned more than $100,000 in total compensation for services rendered in all capacities during 2006, collectively referred to as the “named executive officers.”

No stock awards or non-equity incentive plan compensation were made during 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1) ($)	All Other Compensation ($)	Total ($)

Donald L. Unger President and Chief Executive Officer	2006	176,350	35,000	--	21,653	63,661 (2)	296,664
John A. Willingham (3) Senior Vice President and Chief Financial Officer	2006	63,327	4,200	27,400	--	2,783 (4)	97,710
John K. Stephens Chairman and President and Chief Executive Officer of Rockingham Heritage Bank	2006	187,250	35,000	--	181,644	51,115 (5)	455,009
James C. Youngblood President and Chief Executive Officer of Marathon Bank	2006	125,255	20,000	--	51,112	51,901 (6)	248,268
Meryl G. Kiser (7) Former President and Chief Executive Officer of Premier Bank	2006	150,000	5,000	--	--	48,822 (8)	203,822
Frederick A. Board (9) Former Chief Financial Officer	2006	78,162	7,000	--	99,449	7,908 (10)	192,519

(1)	Amounts represent changes in the value of the benefits payable under each officer’s supplemental executive retirement plan during 2006.
(2)

Amount represents $22,886 in company contributions to our 401(k) Plan on behalf of Mr. Unger, $32,200 in directors’ fees from Premier Community Bankshares and Marathon Bank, $3,620 attributable to life insurance premiums paid by us pursuant to our split-dollar life insurance plan, $2,000 for life insurance premiums, $1,815 for use of a company car, $1,140 in country club dues and $240 in health benefits paid on his behalf that were in excess of our normal contribution for employees generally.

(3)	Mr. Willingham’s employment with us commenced in May 2006. He became Senior Vice President and Chief Financial Officer in September 2006.
(4)	Amount represents $2,783 in company contributions to our 401(k) Plan on behalf of Mr. Willingham.
(5)

Amount represents $24,080 in contributions to our 401(k) plan on behalf of Mr. Stephens, $18,867 in director’s fees from Premier Community Bankshares, $152 attributable to life insurance premiums paid by us pursuant to our split-dollar life insurance plan, $308 for use of a company car, $308 in country club dues and $3,900 in health benefits paid on his behalf that were in excess of our normal contribution for employees generally.

(6)

Amount represents $14,617 in company contributions to our 401(k) Plan on behalf of Mr. Youngblood, $31,800 in directors’ fees from Premier Community Bankshares and Marathon Bank, $307 attributable to life insurance premiums paid by us pursuant to our split-dollar life insurance plan, $2,937 for use of a company car, $1,140 in country club dues and $1,100 in health benefits paid on his behalf that were in excess of our normal contribution for employees generally.

(7)	Mr. Kiser resigned in January 2007.
(8)

Amount represents $15,843 in company contributions to our 401(k) Plan on behalf of Mr. Kiser, $25,192 in directors’ fees from Premier Community Bankshares and Premier Bank, $3,120 for use of a company car, $3,874 in country club dues and $793 in health benefits paid on his behalf that were in excess of our normal contribution for employees generally.

(9)	Mr. Board retired in December 2006.
(10)

Amount represents $7,094 in company contributions to our 401(k) Plan on behalf of Mr. Board and $814 attributable to life insurance premiums paid by us pursuant to our split-dollar life insurance plan.

Supplemental Discussion of Compensation

We have entered into employment agreements with certain of our named executive officers, as described below. We had not entered into employment agreements with Messrs. Willingham or Board. All compensation that we pay to our named executive officers is determined as described above in our “Compensation Discussion and Analysis” section.

Agreement with Unger. Marathon Bank and Donald L. Unger entered into an employment agreement on April 1, 1998. The agreement provides for his service as President and Chief Executive Officer of Premier Community Bankshares. The initial term of the agreement ended on March 31, 1999, but the agreement may be renewed and extended for successive terms of 12 months each by the parties to it. If it is not expressly renewed or terminated before the end of its then current term, the agreement will automatically renew for successive one-year periods. The agreement has automatically renewed.

The agreement provides for an initial base salary of $108,000 per year, and Mr. Unger now receives a salary of $225,000. He is also eligible to receive bonuses in the form of cash or stock options as the Board of Directors may authorize. He is eligible to participate in any pension, group insurance, hospitalization, deferred compensation or other benefit, bonus or incentive plans that we have.

The agreement provides for the termination of his employment by us without “cause” and resignation by him for “good reason” (as those terms are defined in the agreement). Termination under either of these circumstances will entitle Mr. Unger to the payment of salary for the remainder of the then current term of the agreement and to the continued benefit to him for the same period of all employee benefit plans and programs or arrangement in which he was entitled to participate prior to his termination. Mr. Unger will not be entitled to any compensation or other benefits under the agreement if his employment is terminated for cause. In the event of his death, we will pay his estate his current compensation for a period of one month from the date of death.

If his employment terminates for any reason other than cause following a “change of control” (as defined in the agreement), Mr. Unger will receive the greater of (i) the benefits that he would have received for the termination of his employment by us without cause or resignation by him for good reason and (ii) the product of his annual salary times the multiple of the book value per share of the common stock received by our shareholders in connection with the change of control, up to a maximum multiple of

3.0 (subject to reduction to the extent that such payment constitutes an “excess parachute payment” under the Internal Revenue Code of 1986, as amended). In addition, all of his outstanding stock options, if any, will become immediately exercisable upon a change of control as provided in the plans that govern such stock options. Additional information on these amounts is provided in “Payments upon Termination or Change in Control” below.

The agreement contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. Each of the covenant not to compete and the non-solicitation covenant continues generally for a period of two years following the last day of his employment.

Agreement with Youngblood. Marathon Bank and James C. Youngblood entered into an employment agreement on November 23, 2004. The agreement provides for his service as President of Marathon Bank. The initial term of the agreement ended on June 30, 2005, but the agreement may be renewed and extended for successive terms of 12 months each by the parties to it. If it is not expressly renewed or terminated before the end of its then current term, the agreement will automatically renew for successive one-year periods. The agreement has automatically renewed.

The agreement provides for an initial base salary of $105,000 per year, and Mr. Youngblood now receives a salary of $150,000. He is also eligible to receive cash bonuses as the board of directors may authorize. He is eligible to participate in any pension, group insurance, hospitalization, deferred compensation or other benefit, bonus or incentive plans that we have.

The agreement provides for the termination of his employment by us without “cause” and resignation by him for “good reason” (as those terms are defined in the agreement). Termination under either of these circumstances will entitle Mr. Youngblood to the payment of salary for the longer of one year or the remainder of the then current term of the agreement and to the continued benefit to him for the same period of all employee benefit plans and programs or arrangement in which he was entitled to participate prior to his termination. Mr. Youngblood will not be entitled to any compensation or other benefits under the agreement if his employment is terminated for cause. In the event of his death, we will pay his estate his current compensation for a period of one month from the date of death.

If his employment terminates for any reason other than cause following a “change of control” (as defined in the agreement), Mr. Youngblood will receive the greater of (i) the benefits that he would have received for the termination of his employment by us without cause or resignation by him for good reason and (ii) the product of his annual salary times the multiple of the book value per share of the common stock received by our shareholders in connection with the change of control, up to a maximum multiple of 3.0 (subject to reduction to the extent that such payment constitutes an “excess parachute payment” under the Internal Revenue Code of 1986, as amended). In addition, all of his outstanding stock options, if any, will become immediately exercisable upon a change of control as provided in the plans that govern such stock options. Additional information on these amounts is provided in “Payments upon Termination or Change in Control” below.

The agreement contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. Each of the covenant not to compete and the non-solicitation covenant continues generally for a period of 18 months following the last day of his employment.

Agreement with Stephens. On December 20, 2006, we entered into an employment agreement, effective as of December 12, 2006, with John K. Stephens. The agreement provides for his service as Chairman, President and Chief Executive Officer of Rockingham Heritage Bank. The term of his agreement will continue until December 31, 2007, unless it is terminated earlier in accordance with its provisions. Mr. Stephens and the Company may agree to renew and extend the term of his agreement for successive terms of 12 months each. If it is not expressly renewed or terminated, the agreement will automatically renew for successive one-year periods.

The agreement provides for an initial base salary of $225,000 per year. He is also eligible to receive cash bonuses or, alternatively, grants of stock options based on such bonus value, as determined by the board of directors. He is eligible to participate in any pension, group insurance, hospitalization, deferred compensation or other benefit, bonus or incentive plans that we have.

The agreement provides for the termination of his employment by us without “cause” and termination by him for “good reason” (as those terms are defined in the agreement). Termination under either of these circumstances will entitle Mr. Stephens to the payment of salary for the remainder of the then current term of the agreement and to the continued benefit to him for the same period of all employee benefit plans and programs or arrangement in which he was entitled to participate prior to his termination. Mr. Stephens will not be entitled to any compensation or other benefits under the agreement if his employment is terminated for cause. In the event of his death, we will pay his estate his current compensation through the end of the month in which his death occurs.

If he is terminated without cause or resigns for good reason within one year following a “change of control” (as defined in the agreement), Mr. Stephens will receive the greater of (i) the amount that he would have received under the remaining term of his agreement and (ii) the product of his annual salary times the multiple of the book value per share of the common stock received by our shareholders in connection with the change of control, up to a maximum multiple of 3.0 (subject to reduction to the extent that such payment constitutes an “excess parachute payment” under the Internal Revenue Code of 1986, as amended). In addition, all of his outstanding stock options, if any, will become immediately exercisable upon a change of control as provided in the plans that govern such stock options. Additional information on these amounts is provided in “Payments upon Termination or Change in Control” below.

The agreement contains restrictive covenants relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation. Each of the covenant not to compete and the non-solicitation covenant continues generally for a period of 24 months following the last day of his employment.

Agreement with Kiser. On December 19, 2006, we entered into an employment agreement, effective as of December 12, 2006 with Meryl G. Kiser. The agreement for Mr. Kiser provided for his service as Chairman, President and Chief Executive Officer of Premier Bank and for an initial base salary of $160,000 per year. The terms of his agreement were otherwise identical to the terms of the agreement that we have with Mr. Stephens. Mr. Kiser resigned, and we terminated his agreement, on January 3, 2007.

In connection with his resignation, Premier Community Bankshares and Mr. Kiser entered into a Confidential Resignation, Release and Settlement Agreement dated January 3, 2007. The agreement provides Mr. Kiser with a severance payment of $160,000 to be paid in 12 equal monthly installments. The agreement also provides him with use of a company car for 90 days and reimbursement for COBRA payments for the 2007 year. The agreement contains releases and waivers of claims by Mr. Kiser against us and his indemnification of us for claims arising from breaches of the agreement or his earlier employment agreement. The agreement terminated that earlier agreement, but the restrictive covenants of the earlier agreement relating to the protection of confidential information, non-disclosure, non-competition and non-solicitation remain in effect. Each of the covenant not to compete and the non-solicitation covenant continues generally for a period of 24 months following the last day of his employment.

The following table contains information concerning grants of stock options to each of the named executive officers during the fiscal year ended December 31, 2006. We did not make any other stock awards or any incentive plan awards to our named executive officers in 2006.

Grants of Plan-Based Awards

Name	Grant Date (1)	All Other Options Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards

Donald L. Unger	--	--	--
John A. Willingham	June 10, 2006	5,000	21.05
John K. Stephens	--	--	--
James C. Youngblood	--	--	--
Meryl G. Kiser	--	--	--
Frederick A. Board	--	--	--

(1)	The stock option becomes exercisable with respect to 1,000 shares of common stock on each of June 10, 2006 and the four anniversaries of that date. The stock option expires on June 10, 2016.

Stock Options and Stock Awards

In the table below, we list information on the holdings of unexercised stock options. At December 31, 2006, there were no outstanding equity incentive plan awards or unvested stock awards.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Donald L. Unger	15,000	--	7.30	10/8/2011
John A. Willingham	1,000	4,000 (2)	21.05	6/9/2016
John K. Stephens	15,000	--	7.30	10/8/2011
James C. Youngblood	6,500 10,000	--	10.53 20.25	6/10/2012 10/10/2015
Meryl G. Kiser	--	--	--	--
Frederick A. Board	--	--	--	--

(1)	All options were granted under our 2002 Long-Term Incentive Plan. The exercise price of each option equals the market price of our stock on the date of grant.
(2)	The stock option becomes exercisable with respect to 1,000 shares of common stock on each of June 10, 2006 and the four anniversaries of that date. The stock option expires on June 10, 2016.

Option Exercises in Fiscal Year 2006

In the table below, we list information on the exercise of stock options during the year ended December 31, 2006 for each of the named executive officers. There were no stock awards that vested during 2006.

Option Exercises and Stock Vested

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)

Donald L. Unger	12,500	200,000
John A. Willingham	--	--
John K. Stephens	--	--
James C. Youngblood	6,500	98,375
Meryl G. Kiser	2,003	13,040
Frederick A. Board	1,164	12,792

(1)

The value realized was calculated by determining the difference between (i) the fair market value of common stock underlying the options at the date of exercise and (ii) the exercise price of the options.

Pension Benefits

We have agreed to provide pension benefits, in the form of supplemental retirement benefits, to certain of our named executive officers.

The following table sets forth information as of December 31, 2006 with respect to the pension plans in which the named executive officers participate:

Pension Benefits

		Number of Years	Present Value of	Payments During the
		Credited Service	Accumulated Benefit	Last Fiscal Year
Name	Plan Name	(#)(1)	($)(2)	($)

Donald L. Unger	Supplemental Executive Retirement Plan	3.0	610,730	--

John A. Willingham	none	--	--	--

John K. Stephens	Supplemental Executive Retirement Plan	1.0	313,817	--

James C. Youngblood	Supplemental Executive Retirement Plan	3.0	92,123	--

Meryl G. Kiser	none	--	--	--

Frederick A. Board	Supplemental Executive Retirement Plan	3.0	234,645	--

(1)

As of December 31, 2006, the plan benefits for each of the named executive officers have vested as follows: Mr. Unger, 100%; Mr. Stephens, 97%; Mr. Youngblood, 20%; and Mr. Board, 100%. Mr. Stephens, who is 64, will vest 100% at age 65, and Mr. Youngblood will vest 100% with ten years of service.

(2)

The calculation of present value of accumulated benefit assumes a discount rate of 5.85% for Messrs. Unger, Youngblood and Board 5.60% for Mr. Stephens. Estimated annual benefits payable under each plan upon retirement at normal retirement age for the named executive officers are as follows:  Mr. Unger, $58,826; Mr. Stephens, $68,161; and Mr. Youngblood, $115,758.  Mr. Board, who retired in December 2006, currently receives $20,250 in annual benefits under his plan.

Supplemental Discussion of Pension Benefits

We have entered into supplemental executive retirement plan arrangements with each of Messrs. Unger, Stephens and Youngblood. Each arrangement consists of a deferred compensation plan and split dollar life insurance plan. Benefits are to be paid upon each individual’s retirement on or after he reaches the age of 65.

We adopted the arrangement for Messrs. Unger and Youngblood, who are employees of Marathon Bank, in 2004. Under this arrangement, the benefit is equal to 25% of the individual employee’s final compensation at time of retirement. Benefits are to be paid in monthly installments commencing at retirement for a period of 180 months. The arrangement provides that, if employment is terminated for reasons other than death, disability or cause prior to the age of 65, the benefit is reduced based upon a vesting schedule. If death occurs prior to termination of service, no retirement benefits are paid but a life insurance benefit of up to three times compensation is paid to the employees’ beneficiary.

Benefits are forfeited if he enters into competition with us at any time after termination of employment for any reason or if his employment is terminated for cause, except if there is a change of control. The deferred compensation charged to expense for 2006, based on the present value of the retirement benefits, was $21,653 for Mr. Unger and $51,112 for Mr. Youngblood. The plans are unfunded; however, life insurance has been acquired on the life of employees in amounts sufficient to offset the expense of the obligations.

We adopted the arrangement for Mr. Stephens, who is an employee of Rockingham Heritage Bank, in 2005. Under this arrangement, the benefit is equal to 25% of the sum of the individual employee's final base compensation at time of retirement plus the average of bonuses paid during the final five years of service. Benefits are to be paid in annual installments commencing at retirement for a period of 15 years. The arrangement provides that, if employment is terminated for reasons other than death, disability or cause prior to the age of 65, the benefit is reduced based upon a vesting schedule. If death occurs prior to termination of service, only the accrued benefit and a life insurance benefit of $50,000 is paid to the employees' beneficiary. Benefits are forfeited if he enters into competition with us at any time after termination of employment for any reason or if his employment is terminated for cause, except if there is a change of control. The deferred compensation charged to expense for 2006, based on the present value of the retirement benefits, was $181,644 for Mr. Stephens. The plans are unfunded; however, life insurance has been acquired on the life of employees in amounts sufficient to offset the expense of the obligations.

We had a similar arrangement for Mr. Board prior to his retirement in 2006.

All benefits under the supplemental executive retirement plan arrangements vest 100% upon a change in control.

Payments Upon Termination or Change in Control

The following table shows potential payments and other benefits to our named executive officers under existing employment agreements, plans or arrangements for various events involving a change of control or termination of employment of each of our named executive officers, assuming a December 31, 2006 termination date.

Meryl G. Kiser and Frederick A. Board are no longer employees of Premier Community Bankshares and thus not presented in this table.

Benefit	Termination without Cause or for Good Reason	Retirement	Death	Termination for Any Reason Other Than Cause Following a Change in Control	Termination Without Cause or for Good Reason Following a Change in Control

Donald L. Unger
Employment Agreement (1)	$56,250	--	$18,750	$675,000	--
Stock Options (unvested and accelerated) (2)	--	--	--	--	--
Supplemental Executive Retirement Plan (3)	--	--	--	$56,520	--

John A. Willingham
Management Continuity Agreement (4)	--	--	--	--	$104,200

Stock Options (unvested and accelerated) (5)	$45,360	$45,360	$45,360	$45,360	--

John L. Stephens
Employment Agreement (6)	$225,000	--	--	--	$675,000
Stock Options (unvested and accelerated) (2)	--	--	--	--	--
Supplemental Executive Retirement Plan (3)	--	--	--	$266,288	--

James C. Youngblood
Employment Agreement (7)	$150,000	--	$12,500	$450,000	--
Stock Options (unvested and accelerated) (2)	--	--	--	--	--
Supplemental Executive Retirement Plan (3)	--	--	--	$284,884	--

(1)

Under Mr. Unger’s agreement, termination of his employment by us without “cause” and resignation by him for “good reason” will entitle Mr. Unger to the payment of salary for the remainder of the then current term of the agreement and to the continued benefit to him for the same period of all employee benefit plans and programs or arrangement in which he was entitled to participate prior to his termination. Mr. Unger will not be entitled to any compensation or other benefits under the agreement if his employment is terminated for cause. In the event of his death, we will pay his estate his current compensation for a period of one month from the date of death. If his employment terminates for any reason other than cause following a “change of control” (as defined in the agreement), Mr. Unger will receive the greater of (i) the benefits that he would have received for the termination of his employment by us without cause or resignation by him for good reason and (ii) the product of his annual salary times the multiple of the book value per share of the common stock received by our shareholders in connection with the change of control, up to a maximum multiple of 3.0 (subject to reduction to the extent that such payment constitutes an “excess parachute payment” under the Internal Revenue Code of 1986, as amended).

(2)	All options held by the executive officer have previously vested, and thus the executive officer will not receive any additional value with respect to his options upon a termination of employment.
(3)

The amounts presented show the present value of any additional benefit to the executive officer, in connection with a change in control of us, relative to the present value of accumulated benefits shown in the “Pension Benefits Table” above.

(4)

As disclosed in the narrative below, Mr. Willingham’s management continuity agreement provides that, if his employment terminates without “cause” or for “good reason”, Mr. Willingham is entitled to receive (i) a lump-sum payment of base salary, incentive or bonus compensation, bonus and other benefits and awards earned, but not paid, through the date of termination, (ii) a lump-sum payment of his annual salary in effect at the date of termination and (iii) the continuation of employee welfare benefits for 12 months following the date of termination.

(5)

Mr. Willingham has unvested options totaling 4,000 at December 31, 2006. The exercise price of these options was greater than our closing price at December 31, 2006. As of April 11, 2007, the exercise price of these options was less than our closing price ($32.39), and thus the value of such options would be $11.34 per share, which is calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of our common stock on that date.

(6)

Under Mr. Stephens’ agreement, termination of his employment by us without “cause” and termination by him for “good reason” will entitle him to the payment of salary for the remainder of the then current term of the agreement and to the continued benefit to him for the same period of all employee benefit plans and programs or arrangement in which he was entitled to participate prior to his termination. In the event of his death, we will pay his estate his current compensation through the end of the month in which his death occurs. If he is terminated without cause or resigns for good reason within one year following a “change of control” (as defined in the agreement), Mr. Stephens will receive the greater of (i) the amount that he would have received under the remaining term of his agreement and (ii) the product of his annual salary times the multiple of the book value per share of the common stock received by our shareholders in connection with the change of control, up to a maximum multiple of 3.0 (subject to reduction to the extent that such payment constitutes an “excess parachute payment” under the Internal Revenue Code of 1986, as amended).

(7)

Under Mr. Youngblood’s agreement, termination of his employment by us without “cause” and termination by him for “good reason” will entitle him to the payment of salary for the longer of one year or the remainder of the then current term of the agreement and to the continued benefit to him for the same period of all employee benefit plans and programs or arrangement in which he was entitled to participate prior to his termination. In the event of his death, we will pay his estate his current compensation for a period of one month from the date of death. If his employment terminates for any reason other than cause following a “change of control” (as defined in the agreement), Mr. Youngblood will receive the greater of (i) the benefits that he would have received for the termination of his employment by us without cause or resignation by him for good reason and (ii) the product of his annual salary times the multiple of the book value per share of the common stock received by our shareholders in connection with the change of control, up to a maximum multiple of 3.0 (subject to reduction to the extent that such payment constitutes an “excess parachute payment” under the Internal Revenue Code of 1986, as amended).

Additional information on the employment agreements with Messrs. Unger, Stephens and Youngblood is described above.

On December 19, 2006, we entered into a Management Continuity Agreement, effective as of December 12, 2006 with John A. Willingham. The management continuity agreement for Mr. Willingham provides for his continued employment in the event of a “change in control” (as defined in the agreement) of us. Its term will expire on December 31, 2008, but will automatically renew for a rolling two-year term on December 31, 2007 and each December 31 thereafter unless we provide prior notice of non-renewal in accordance with its provisions.

In the event of a change in control, we will continue to employ Mr. Willingham until the first anniversary of the date of such change in control. The agreement provides for the payment of an annual base salary and an annual bonus, in amounts at least equal to their amounts prior to the change in control, to Mr. Willingham following the change in control and entitles him to participate in our incentive, savings and retirement plans and welfare benefit plans.

The agreement also provides for certain benefits and payments to Mr. Willingham in the event of the termination of employment following a change in control. If his employment terminates without “cause” or for “good reason” (as those terms are defined in the agreement), Mr. Willingham is entitled to receive (i) a lump-sum payment of base salary, incentive or bonus compensation, bonus and other benefits and awards earned, but not paid, through the date of termination, (ii) a lump-sum payment of his annual salary in effect at the date of termination and (iii) the continuation of employee welfare benefits for 12 months following the date of termination. Mr. Willingham will not be entitled to any compensation or other benefits under the agreement if, following a change in control, we terminate his employment for cause or he terminates his employment for any reason other than good reason.

The agreement also contains a restrictive covenant relating to the protection of confidential information.

Director Compensation

Each of our directors is paid an annual retainer fee of $8,500 and directors’ fees for meetings attended as follows:

Board of Directors Meetings	$800
Committee Meetings	$300

Joseph W. Hollis, as Chairman of the Audit Committee, receives an additional $300 per Audit Committee meeting (for a total of $600 per meeting).

The following table shows the compensation earned by each of the directors during 2006:

Name	Fees Earned or Paid in Cash ($)	Total ($)

Walter H. Aikens	36,600	36,600
Thomas M. Boyd, Jr.	9,850	9,850
Mensel D. Dean	21,192	21,192
Clifton L. Good	39,975	39,975
Stephen T. Heitz	36,342	36,342
D. Frank Hill, III	38,209	38,209
Joseph W. Hollis	39,800	39,800
Meryl G. Kiser	25,192	25,192
Wayne B. Ruck	30,916	30,916
John K. Stephens	18,867	18,867
Donald L. Unger	32,200	32,200
Paul R. Yoder, Jr.	30,216	30,216
James C. Youngblood	31,800	31,800

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth, as of February 15, 2007 certain information with respect to the beneficial ownership of shares of our common stock by each of the members of the board of directors, by each of the executive officers named in the “Summary Compensation Table” below and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of a director living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

The address for each of the following individuals is Premier Community Bankshares, Inc., 4095 Valley Pike, Winchester, Virginia 22602.

Name	Number of Shares (1)	Percent of Class (%)
Walter H. Aikens	30,064	0.53
Frederick A. Board	1,839	0.03
Thomas M. Boyd, Jr.	9,142	0.16
Mensel D. Dean	5,000	0.09
Clifton L. Good	78,343	1.37
Stephen T. Heitz	20,936	0.37
D. Frank Hill, III	5,000	0.09
Joseph W. Hollis	74,201	1.30
Meryl G. Kiser	4,250	0.07
Wayne B. Ruck	159,786	2.80
John K. Stephens	97,538	1.70
Donald L. Unger	45,333	0.79
John A. Willingham	5,205	0.09
Paul R. Yoder, Jr.	94,550	1.66
James C. Youngblood	25,910	0.45

All directors and executive officers as a group (15 persons)	657,115	11.50

(1)

Amounts disclosed include shares of our common stock that certain directors have the right to acquire upon the exercise of stock options exercisable within 60 days, as follows: Mr. Boyd, 3,003; Mr. Dean, 4,000; Mr. Good, 6,000; Mr. Heitz, 8,000; Mr. Hill, 4,000; Mr. Hollis, 4,000; Mr. Ruck, 8,000; Mr. Stephens, 15,000; Mr. Unger, 15,000; Mr. Willingham, 5,000; and Mr. Youngblood, 16,500. None of the amounts in this column have been pledged as security.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of February 15, 2007, regarding the number of shares of our common stock beneficially owned by all persons known to us who own five percent or more of the outstanding shares of our common stock.

Name and Address	Common Stock Beneficially Owned	Percentage of Class
Banc Fund V L.P. (1)	542,831	9.5%

Banc Fund VI L.P.

Banc Fund VII L.P.

208 S. LaSalle Street

Chicago, Illinois 60604

(1)

In a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2007 (the “Schedule 13G/A”), Banc Fund V L.P. reported beneficial ownership of, including sole voting and dispositive power with respect to, 231,027 shares of Common Stock, Banc Fund VI L.P. reported similar beneficial ownership of 178,663 shares of Common Stock and Banc Fund VII L.P. reported similar beneficial ownership of 130,141 shares of Common Stock, as of December 31, 2006. Banc Fund V L.P., Banc Fund VI L.P. and Banc Fund VII L.P. are under common control, according to the Schedule 13G/A.

Equity Compensation Plan Information

The following table summarizes information concerning our equity compensation plans at December 31, 2006:

			Number of Shares
			Remaining Available
			for Future Issuance
	Number of Shares to		Under Equity
	be Issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options	Outstanding Options	Reflected in First
Plan Category	and Warrants	and Warrants	Column)

Equity compensation plans approved by shareholders (1)
1996 Long Term Incentive Plan	22,900	$5.25	0
2002 Long Term Incentive Plan	321,192	13.62	22,565
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	344,192	$13.62	22,565

(1)

We have two stock option plans, the 1996 Long Term Incentive Plan and the 2002 Long Term Incentive Plan, both of which were approved by shareholders. We no longer issue any grants or awards under the 1996 Long Term Incentive Plan. The 2002 Long Term Incentive Plan, which replaced the 1996 Long Term Incentive Plan, authorizes the issuance of up to 650,125 shares of common stock. This amount includes any unissued shares under outstanding grants or awards under the 1996 Long Term Incentive Plan (as disclosed in the table), and any shares that had been previously issued under that plan but were forfeited, expired, canceled or settled without the issuance of shares of common stock under that plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Some of our directors and officers and their families are at present, as in the past, customers of one of our banking subsidiaries, and have had and expect to have transactions with one or more of the subsidiary banks in the ordinary course of business. In addition, some of our directors and officers are at present, as in the past, also directors and officers of corporations that are customers of the subsidiary banks and that have had or expect to have transactions with the subsidiary banks in the ordinary course of business. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

As of December 31, 2006, the aggregate amount of loans, direct and indirect, from Marathon Bank and Rockingham Heritage Bank to the directors and executive officers of the Premier Community Bankshares, Marathon Bank and Rockingham Heritage Bank, and entities in which they own significant interest, was $8,334,000. There were no such loans from Premier Bank.

Walter H. Aikens, one of our directors, is the President of H&W Construction Co., Inc., a construction company that has worked on a number of construction projects for Marathon Bank and Premier Bank, including the remodeling of Marathon Bank’s Sunnyside and Valley Avenue branches, the construction of Premier Bank’s Shepherdstown office and pre-construction site work on a new Marathon Bank branch office to be located in Winchester, Virginia. In 2006, Premier Community Bankshares and its subsidiaries paid $719,000 to H&W Construction Co., Inc. for the work on these projects. The services that H&W Construction Co., Inc. provided were the result of competitive bidding processes or other “arms length” negotiations similar to what may occur between unrelated parties, and the fees that we paid were equal to or less than current market rates. We expect that H&W Construction Co., Inc. will continue to provide services in the future in the same manner.

Rockingham Heritage Bank has a lease agreement with Village Square Plaza, LLC, of which Wayne B. Ruck, one of our directors, owns 16.7%. The lease relates to Rockingham Heritage Bank’s branch at 54 Franklin Street, Suite 102, Weyers Cave, Virginia. The lease became effective in December 2000 and terminates in December 2026. The rent paid on the lease totaled $36,158 for the year 2006. The terms of the lease is substantially similar to the terms of similar leases that are the result of “arms length” negotiations between unrelated parties, and the leasing rate is comparable to current market rates.

We have not adopted a formal policy that covers the review and approval of related person transactions by our board of directors. The board, however, does review all such transactions that are proposed to it for approval. During such a review, the board will consider, among other things, the related person’s relationship to us and our subsidiaries, the facts and circumstances of the proposed transaction, the aggregate dollar amount of the transaction, the related person’s relationship to the transaction and any other material information. The Audit Committee of the board also has the responsibility to review significant conflicts of interest involving directors or executive officers.

In addition, any extensions of credit to our directors and officers are required to be on substantially the same terms as comparable transactions to non-related parties at the time of the extension of credit, pursuant to Regulation O – Loans to Executive Officers, Directors and Principal Shareholders of Member Banks of the banking regulations applicable to us.

Independence of the Directors

The board of directors has determined that the following seven individuals of its 12 members are independent as defined by the listing standards of the Nasdaq Stock Market: Mensel D. Dean, Clifton L. Good, Stephen T. Heitz, D. Frank Hill, III, Joseph W. Hollis, Wayne B. Ruck, and Paul R. Yoder, Jr. In reaching this conclusion, the Board considered that we and our subsidiary banks conduct business with companies of which certain members of the Board or members of their immediate families are or were directors or officers.

The Board considered the following relationships between us and certain of our directors to determine whether such director was independent under Nasdaq’s listing standards:

•

Walter H. Aikens is the president of a construction company that has worked on a number of construction projects for Marathon Bank and Premier Bank and is an owner of a company that leases office space to Premier Bank;

•	Mr. Ruck is one of the owners of a company that leases a branch to Rockingham Heritage Bank;

•	Mr. Heitz is a partner in a law firm that renders legal services to Rockingham Heritage Bank; and

•	Mr. Hill is a partner in a law firm that renders legal services to Premier Bank.

Additional information on the relationships with Messrs. Aikens and Ruck is included in “Certain Relationships and Related Party Transactions” above.

                                                                                                      24

Item 14. Principal Accounting Fees and Services

Fees of Independent Public Accountants

Audit Fees

The aggregate fees billed by Yount, Hyde & Barbour, P.C. for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2006 and 2005, and attestation on management’s assertion regarding the adequacy of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2006, and for the review of the financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, for those fiscal years were $159,000 for 2006 and $158,500 for 2005.

Audit-Related Fees

The aggregate fees billed by Yount, Hyde & Barbour, P.C. for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under the heading “Audit Fees” above for the fiscal years ended December 31, 2006 and 2005 were $19,600 and $4,094, respectively.  During 2006 and 2005, these services included Information Technology systems audit, Public Funds agreed-upon procedures and other related issues.

Tax Fees

The aggregate fees billed by Yount, Hyde & Barbour, P.C. for professional services for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005 were $8,000 and  $5,200, respectively.  During 2006 and 2005, these services included the preparation of federal and state tax returns.

All Other Fees

There were no fees billed by Yount, Hyde & Barbour, P.C. for any other services rendered to us for the fiscal years ended December 31, 2006 and 2005.

Pre-Approved Policies and Procedures

All services not related to the annual audit and quarterly review of our financial statements, as described above, were pre-approved by the Audit Committee, which concluded that the provision of such services by Yount, Hyde & Barbour, P.C. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Charter, which is available on our web page at www.pcbi.com, provides for pre-approval of audit, audit-related and tax services. The Charter authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

                                                                                                25

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

                                                                                                          26

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

21.1	Subsidiaries of Premier Community Bankshares, Inc.**
23.1	Consent of Yount, Hyde & Barbour, P.C.**
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.**
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.**
31.3	Rule 13a-14(a) Certification of Chief Executive Officer (Amendment No. 1).***
31.4	Rule 13a-14(a) Certification of Chief Financial Officer (Amendment No. 1).***
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350.**

* Management contract or compensatory plan or arrangement.

** Previously filed.

*** Filed herewith.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

                                                                                                   27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER COMMUNITY BANKSHARES, INC.

Date: April 30, 2007                                                          By:        /s/ Donald L. Unger

Donald L. Unger

President and Chief Executive Officer

                                                                                          28

EXHIBIT INDEX

Exhibit No.	Description

31.3	Rule 13(a)-14(a) Certification of Chief Executive Officer (Amendment No. 1).

31.4	Rule 13(a)-14(a) Certification of Chief Financial Officer (Amendment No. 1).