Form 10-Q
period 2007-03-31
PREMIER COMMUNITY BANKSHARES INC
filed 2007-05-10
CIK 854399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

Commission File Number	0-18868

PREMIER COMMUNITY BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1560968
_______________________________	___________________________________
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

4095 Valley Pike
Winchester, Virginia	22602
_______________________________	__________
(Address of principal executive offices)	(Zip Code)

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

YES        NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,739,710, $1.00 par value, as of May 1, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
3
The following financial statements are provided at the page numbers indicated.

Consolidated Balance Sheets
at March 31, 2007 and December 31, 2006	3

Consolidated Statements of Income for
the Three Months Ended March 31, 2007 and 2006	4

Consolidated Statements of Changes in
Shareholders’ Equity for the Three Months
Ended March 31, 2007 and 2006	5

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2007 and 2006	6

Notes to Consolidated Financial Statements	7-15

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	16–22

Item 3. Quantitative and Qualitative
Disclosures about Market Risk	23–24

Item 4. Controls and Procedures	24

Part II. OTHER INFORMATION	25

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of
Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheets

(In Thousands, Except for Share Data)

	March 31,
	2007	December 31,
Assets:	(Unaudited)	2006
Cash and due from banks	$ 24,170	$ 25,150
Interest-bearing deposits in other banks	1,737	1,534
Federal funds sold	41,751	25,380
Securities available for sale, at fair value	31,731	33,067
Securities held to maturity (fair value: March 31, 2007,
$6,676; December 31, 2006, $6,721)	6,774	7,027
Loans, net of allowance for loan losses (allowance: $7,123
March 31, 2007, $7,119 December 31, 2006)	749,060	747,444
Bank premises and equipment, net	26,197	25,780
Accrued interest receivable	3,700	3,804
Other assets	30,676	31,525

Total Assets	$ 915,796	$ 900,711

Liabilities and Shareholders' Equity:
Liabilities:
Deposits:
Non-interest bearing demand deposits	$ 95,519	$ 96,645
Savings and interest-bearing demand deposits	208,673	196,951
Time deposits	438,081	434,678
Total deposits	742,273	728,274
Federal Home Loan Bank advances	55,000	55,000
Short-term borrowings	532	597
Accounts payable and accrued expenses	4,813	5,702
Capital lease payable	155	158
Trust preferred capital notes	39,177	39,267
Total Liabilities	$ 841,950	$ 828,998

Shareholders' Equity:
Preferred stock, Series A, 5% noncumulative, no par
value; 1,000,000 shares authorized and unissued	-	-
Common stock, $1 par value, 20,000,000 shares authorized
March 31, 2007, 5,737,797 shares issued and outstanding;
December 31, 2006, 5,699,842 shares issued and outstanding	5,738	5,700
Capital surplus	34,445	34,095
Retained earnings	33,698	31,975
Accumulated other comprehensive loss	(35)	(57)
Total Shareholders' Equity	73,846	71,713

Total Liabilities and Shareholders' Equity	$ 915,796	$ 900,711

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Income

(In Thousands, Except for Share and Per Share Data)

	(Unaudited)
	For the Three Months Ended
	March 31,
	2,007	2006
Interest and dividend income:
Interest and fees on loans	$ 14,980	$ 10,884
Interest on investment securities:
Nontaxable	39	40
Taxable	82	66
Interest and dividends on securities available for sale:
Nontaxable	60	69
Taxable	267	144
Dividends	73	41
Interest on deposits in banks	17	12
Interest on federal funds sold	320	161
Total interest and dividend income	$ 15,838	$ 11,417

Interest expense:
Interest on deposits	$ 6,177	$ 3,584
Interest on capital lease obligations	3	3
Interest on borrowings	1,354	769
Total interest expense	$ 7,534	$ 4,356

Net interest income	$ 8,304	$ 7,061
Provision for loan losses	79	103
Net interest income after provision for loan losses	$ 8,225	$ 6,958

Noninterest income:
Service charges on deposit accounts	$ 781	$ 761
Commissions and fees	324	250
Other	336	116
Total noninterest income	$ 1,441	$ 1,127

Noninterest expense:
Salaries and employee benefits	$ 3,871	$ 3,150
Net occupancy expense of premises	538	338
Furniture and equipment	449	386
Other	2,223	1,652
Total noninterest expenses	$ 7,081	$ 5,526

Income before income taxes	$ 2,585	$ 2,559

Provision for income taxes	862	854

Net income	$ 1,723	$ 1,705

Average shares:
Basic	5,716,362	4,961,231
Assuming dilution	5,885,544	5,093,976

Earnings per common per share:
Basic	$ 0.30	$ 0.34
Assuming dilution	$ 0.29	$ 0.33

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity
For the Three Months Ended March 31, 2006 and 2007
(In Thousands, Except Shares Issued)
(Unaudited)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Income	Equity

Balance December 31, 2005	$ 4,956	$ 19,805	$ 25,612	$ (84)		$ 50,289

Comprehensive Income
Net income			1,705		$ 1,705	1,705
Other comprehensive loss,
unrealized loss on available for
sale securities (net of tax $15)				(31)	(31)	(31)
Total comprehensive income					$ 1,674

Issuance of common stock-
under incentive stock option plan
(11,000 shares)	11	81				92

Balances - March 31, 2006	$ 4,967	$ 19,886	$ 27,317	$ (115)		$ 52,055

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Income	Equity

Balance December 31, 2006	$ 5,700	$ 34,095	$ 31,975	$ (57)		$ 71,713

Comprehensive Income
Net income			1,723		$ 1,723	1,723
Other comprehensive loss,
unrealized loss on available for
sale securities (net of tax $11)				22	22	22
Total comprehensive income					$ 1,745

Issuance of common stock-
under incentive stock option plan
(45,898 shares)	46	658				704
Repurchase of common stock-
exercise of cashless stock options
(7,943 shares)	(8)	(316)				(324)
Share-based compensation expense		8				8

Balances - March 31, 2007	$ 5,738	$ 34,445	$ 33,698	$ (35)		$ 73,846

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

(In Thousands)

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,723	$ 1,705
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	550	413
Net amortization (accretion) on securities	(51)	6
Provision for loan losses	79	103
Loss on sale of other real estate	-	(12)
Stock-based compensation	8	-
Changes in assets and liabilities:
(Increase) decrease in other assets	839	(286)
(Increase) decrease in accrued interest receivable	104	(108)
Increase in accounts payable and accrued expenses	565	655
Increase (decrease) in interest expense payable	25	(12)
Net cash and cash equivalents provided by operating activities	$ 3,842	$ 2,464

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls and paydowns on securities held to maturity	270	-
Proceeds from maturities, calls and paydowns on securities available for sale	$ 1,523	$ 981
Purchase of securities available for sale	(121)	(1,847)
Net increase in loans	(1,695)	(25,665)
Purchase of bank premises and equipment	(967)	(2,227)
Net cash and cash equivalents used in investing activities	$ (990)	$ (28,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits and interest bearing deposits	$ 10,596	$ 12,002
Net increase in certificates of deposit	3,402	13,122
Net decrease in borrowings	(65)	(2,159)
Net decrease in trust preferred capital notes	(89)	(3)
Cash dividends paid	(1,482)	(1,239)
Issuance of common stock	380	92
Net cash and cash equivalents provided by financing activities	$ 12,742	$ 21,815

Increase (decrease) in cash and cash equivalents	$ 15,594	$ (4,479)
Beginning	52,064	40,362
Ending	$ 67,658	$ 35,883

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$ 7,658	$ 4,181

Change in unrealized gain/(loss) on securities available for sale	$ 33	$ (46)

See Accompanying Notes to Consolidated Financial Statements

PREMIER COMMUNITY BANKSHARES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months Ended March 31, 2007 and 2006

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

The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2.	Merger with United Bankshares, Inc.

On January 26, 2007, the Corporation entered into an Agreement and Plan of Reorganization (the Agreement) with United Bankshares, Inc. (United). The Agreement sets forth the terms and conditions of United’s acquisition of the Corporation through the merger of the Corporation with and into a subsidiary of United (the Merger). Under the terms of the Agreement, United will issue to the shareholders of the Corporation, for each share of the Corporation’s common stock that they own, 0.93 shares of United’s common stock or $34.00 in cash, subject to the limitation that no less than 50% and no more than 65% of the total consideration will be in the form of stock. Shareholders of the Corporation may elect to receive United’s common stock, cash, or a combination of common stock and cash for their shares of the Corporation’s common stock, subject to pro ration in the event that the aggregate stock elections are less than the 50% minimum or exceed the 65% maximum.

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

Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by the Corporation’s shareholders and the receipt of all required regulatory approvals. The Merger is expected to be completed in the early third quarter of 2007.

Note 3.	Business Combination

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

Note 4.   Share-based Payment Plans

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

As a result of the Corporation’s application of the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the three months ended March 31, 2007, the Corporation recognized share-based compensation expense of $8,798. This minimal impact is a result of the Corporation having vested all outstanding stock options as of December 31, 2005.

Share-based option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

The following table summarizes stock option plan activity for the three months ended March 31, 2007:

			Weighted	Value of
		Weighted	Average	Unexercised
	Number	Average	Remaining	In-The-
	of	Exercise	Contractual	Money
	Shares	Price	Life (in years)	Options

Options outstanding, January 1	344,192	$ 13.62
Granted	- -	- -
Exercised	(45,898)	14.34
Forfeited	- -	- -
Options outstanding, March 31	298,294	$ 13.51	6.30	$ 5,738,279

Options exercisable, March 31	278,044	$ 13.00	6.28	$ 5,491,229

The total value of in-the-money options exercised during the three months ended March 31, 2007 was $658,356.

Note 5.  Earnings Per Share

Earnings per share were as follows for the three months then ended.

	March 31,		March 31,
	2007		2006
	Shares	Amount	Shares	Amount

Basic earnings per share	5,716,362	$0.30	4,961,231	$0.34

Effect of dilutive securities:
Stock options	169,182		132,745

Diluted earnings per share	5,885,544	$0.29	5,093,976	$0.33

Note 6.	Securities

Securities held to maturity at March 31, 2007 are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
March 31, 2007
U.S. Government and
federal agencies	$ 498	$ -	$ (15)	$ 483
Obligations of state and
political subdivisions	3,834	22	(30)	3,826
Trust Preferred Securities	2,442	35	(110)	2,367
	$ 6,774	$ 57	$ (155)	$ 6,676

Securities available for sale at March 31, 2007 are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	March 31, 2007
U.S. Government and
federal agencies	$ 18,142	$ 65	$ (72)	$ 18,135
Obligations of state and
political subdivisions	6,311	7	(54)	6,264
Mortgage-backed securities	1,716	1	(1)	1,716
Other	5,616	-	-	5,616
	$ 31,785	$ 73	$ (127)	$ 31,731

Securities in an unrealized loss position at March 31, 2007, and December 31, 2006, by duration of the unrealized loss, are shown below. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates. There were 41 securities in the consolidated portfolio of the Corporation that had losses as of March 31, 2007, all of which are considered to be temporary. Management has evaluated the investment portfolio by security and determined the declines in fair value were primarily attributable to changes in market interest rates, not in estimated cash flows or credit quality, and therefore no other-than-temporary impairment was recorded at the end of the reporting period.

	March 31, 2007
	Less than 12 months		More than 12 months		Total
(In Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
US government and agency securities	$ 2,742	$ (6)	$ 5,794	$ (81)	$ 8,536	$ (87)
Obligations of states and political
subdivisions	3,089	(41)	3,583	(44)	6,672	(85)
Mortgage-backed securities	-	-	24	(1)	24	(1)
Other securities	-	-	1,692	(110)	1,692	(110)
	$ 5,831	$ (47)	$ 11,093	$ (236)	$ 16,924	$ (283)

	December 31, 2006
	Less than 12 months		More than 12 months		Total
(In Thousands)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
US government and agency securities	$ 1,888	$ (7)	$ 7,563	$ (110)	$ 9,451	$ (117)
Obligations of states and political
subdivisions	4,859	(77)	1,882	(30)	6,741	(117)
Mortgage-backed securities	-	-	25	(1)	25	(1)
Other securities	66	(184)	1,702	(103)	1,768	(287)
	$ 6,813	$ (268)	$ 11,172	$ (244)	$ 17,985	$ (522)

Note 7.	Loans

The consolidated loan portfolio was composed of the following at the dates indicated:

	March 31,	December 31,
	2007	2006
	(In Thousands)
Loans secured by real estate:
Construction and land development	$ 194,450	$ 202,280
Secured by farmland	13,361	14,264
Secured by 1-4 family residential	177,861	172,851
Multi-family residential	37,062	38,930
Nonfarm, nonresidential	195,910	184,061
Loans to farmers (except those secured by real estate)	1,044	1,058
Commercial loans (except those secured by real estate)	97,895	107,082
Loans to individuals (except those secured by real estate)	35,973	28,041
All other loans	2,626	5,996
Total loans	$ 756,182	$ 754,563

Allowance for loan losses	7,122	7,119
Loans, net	$ 749,060	$ 747,444

Impaired loans totaled $6.6 million at March 31, 2007 and $6.9 million at December 31, 2006. Non-accrual loans excluded from impaired loans disclosure under Financial Accounting Standards Board Statement No. 114 amounted to $761 thousand at March 31, 2007 and $15 thousand at December 31, 2006.

Note 8.	Allowance for Loan Losses

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

An analysis of the allowance for loan losses, including charge-off activity, is presented below for the three months ended March 31, 2007 and 2006.

	March 31,
(In thousands)	2007	2006

Balance, beginning of period	$7,119	$5,591
Less Charge-offs:
Commercial	40	2
Real estate-mortgage	-	-
Real estate-construction	-	-
Consumer installment loans	66	66
Total	$106	$68

Plus Recoveries:
Commercial	6	2
Real estate-mortgage	-	-
Real estate-construction	1	-
Consumer installment loans	23	26
Total	$30	$28

Additions charged to operating expense	$79	$103

Balance, end of period	$7,122	$5,654

The following is a summary of information pertaining to risk elements and impaired loans at March 31, 2007 and December 31, 2006.

	March 31,	December 31,
	2007	2006
	(In Thousands)
Non-accrual loans	$ 2,218	$ 2,049
Loans past due 90 days or more and still accruing interest	837	2,861
	$ 3,055	$ 4,910

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

Note 9.	Deferred Compensation Plans

The Corporation has entered into supplemental executive retirement plan arrangements with each of Messrs. Unger, Stephens and Youngblood. Each arrangement consists of a deferred compensation plan and split dollar life insurance plan. Benefits are to be paid upon each individual’s retirement on or after he reaches the age of 65.

The Corporation adopted the arrangement for Messrs. Unger and Youngblood, who are employees of Marathon Bank, in 2004. Under this arrangement, the benefit is equal to 25% of the individual employee’s final compensation at time of retirement. Benefits are to be paid in monthly installments commencing at retirement for a period of 180 months. The arrangement provides that, if employment is terminated for reasons other than death, disability or cause prior to the age of 65, the benefit is reduced based upon a vesting schedule. If death occurs prior to termination of service, no retirement benefits are paid but a life insurance benefit of up to three times compensation is paid to the employees’ beneficiary. Benefits are forfeited if he enters into competition with us at any time after termination of employment for any reason or if his employment is terminated for cause, except if there is a change of control. The plans are unfunded; however, life insurance has been acquired on the life of employees in amounts sufficient to offset the expense of the obligations.

The Corporation adopted the arrangement for Mr. Stephens, who is an employee of Rockingham Heritage Bank, in 2005. Under this arrangement, the benefit is equal to 25% of the sum of the individual employee's final base compensation at time of retirement plus the average of bonuses paid during the final five years of service. Benefits are to be paid in annual installments commencing at retirement for a period of 15 years. The arrangement provides that, if employment is terminated for reasons other than death, disability or cause prior to the age of 65, the benefit is reduced based upon a vesting schedule. If death occurs prior to termination of service, only the accrued benefit and a life insurance benefit of $50,000 is paid to the employees' beneficiary. Benefits are forfeited if he enters into competition with us at any time after termination of employment for any reason or if his employment is terminated for cause, except if there is a change of control. The plans are unfunded; however, life insurance has been acquired on the life of employees in amounts sufficient to offset the expense of the obligations.

The deferred compensation charged to expense for the three months ended March 31, 2007 and 2006, based on the present value of the retirement benefits, was $121,472 and $94,364, respectively. The plans are unfunded; however, life insurance has been acquired on the life of company employees in amounts sufficient to offset the expense of the obligations.

Note 10.	Other Expenses

The Corporation and its subsidiaries had the following other expenses for the three months ended March 31, 2007 and 2006.

	2007	2006
	(In Thousands)

Advertising	$ 117	$ 219
ATM expense	137	120
Directors' fees	113	147
Postage expense	95	78
Stationery and supplies	80	100
Telephone expense	127	112
Other (no item >1% of revenue)	1,554	876
	$ 2,223	$ 1,652

Note 11.  Goodwill and Other Intangible Assets

In connection with the acquisition of Albemarle, the Corporation recorded $15.8 million in goodwill and $3.0 million in core deposit intangible assets. The core deposit intangible assets are amortized over a weighted average remaining useful life of 7.37 years on a straight-line basis. The Corporation adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinues the amortization of goodwill and intangible assets with indefinite lives but requires an annual or more frequent impairment review if certain impairment indicators are evidenced. There have been no events subsequent to the acquisition that would indicate any evidence of impairment of goodwill.

Information concerning goodwill and intangible assets is presented in the following table (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

March 31, 2007
Amortizable core deposit intangibles	$ 3,030	$ 308	$ 2,722
Goodwill	15,800	-	15,800

Note 12.  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Corporation does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. The Corporation is in the process of evaluating the impact this statement may have on its consolidated financial statements but does not intend to adopt early.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations for the three months ended March 31, 2007 should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this quarterly report and in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by factors including, but not limited to:

•	the ability to obtain the required shareholder approval or the required regulatory approvals for the merger with United;

•	the ability to consummate the merger with United;

•	personnel and business risks associated with any potential uncertainty regarding the merger with United;

•	the risks of a “cool down” or “slow down” in the real estate market that might affect the real estate portion of our loan portfolio;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	risks inherent in making loans such as repayment risks and fluctuating collateral reliance on our management team, including our ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	maintaining cost controls and asset qualities as we open or acquire new branches;

•	changes in general economic and business conditions in our market area;

•	changes in interest rates and interest rate policies;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by us;

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	changing trends in customer profiles and behavior; and

•	changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results.

EXECUTIVE OVERVIEW

Premier Community Bankshares, Inc. (the Corporation) is a Virginia multi-bank holding company headquartered in Winchester, Virginia. The Corporation is the parent company of the following banking subsidiaries: The Marathon Bank, Rockingham Heritage Bank and its subsidiary, RHB Services, Inc., all of which are located in Virginia, and Premier Bank, Inc., which is located in West Virginia and began operating as a de novo bank on July 18, 2005. On July 1, 2006, the Corporation acquired Albemarle First Bank (Albemarle) in Charlottesville, Virginia. Albemarle merged with and into Rockingham Heritage Bank and operates as a division of it.

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

On January 26, 2007, we entered into an Agreement and Plan of Reorganization (the Agreement) with United Bankshares, Inc. (United). The Agreement sets forth the terms and conditions of United’s acquisition of the Corporation through the merger of the Corporation with and into a subsidiary of United (the Merger).

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

The Agreement also provides for the merger of The Marathon Bank, Rockingham Heritage Bank and Premier Bank with and into United Bank, a wholly-owned subsidiary of United, immediately after the effective time of the Merger.   Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by the Corporation’s shareholders and the receipt of all required regulatory approvals. The Merger is expected to be completed in the early third quarter of 2007.

Loan interest and fee income is our primary source of revenue. We define revenue as interest and dividend income plus non-interest income. As discussed further in the quantitative and qualitative disclosures about market risk section on pages 23 through 24, we manage our balance sheet and interest rate risk to both maximize and stabilize net interest income. We do this by monitoring the spread between the interest rates we earn on interest-earning assets such as loans and the interest rates we pay on interest-bearing liabilities such as deposit accounts. We attempt to minimize our exposure to interest rate risk; however, this risk cannot be completely eliminated. In addition to the management of interest rate risk, we analyze our loan portfolio for credit risk. Risk of loan defaults and foreclosures is inherent in our loan portfolio and generally within the banking industry. We mitigate our exposure to this risk through the underwriting process and subsequent monitoring of our credits. In addition to interest, dividend and loan fee income, non-interest income is an increasingly important source of income for the Corporation. Non-interest income is derived chiefly from service charges on deposit accounts (such as charges for non-sufficient funds and ATM fees) as well as commissions and fees from bank services (such as mortgage originations and debit and credit card processing).

Our earnings per share, on a fully diluted basis, for the quarter ended March 31, 2007 were $0.29, a decrease from $0.33 for the same quarter in 2006. Overall earnings growth compared to prior years has slowed, which is attributable to the factors explained below.

The decline in earnings per share was attributable mainly to three factors. First, in the first quarter of 2007, the Corporation incurred expenses related to the merger such as legal and investment bank fees that totaled $229 thousand, net of tax. These expenses were partially offset by increases in other income. Next, as part of our acquisition of Albemarle in July 2006, the Corporation issued 688,788 common stock shares, which increased our average shares outstanding. Finally, the Corporation continued to experience a compression in our net interest margin, which is the basis for the majority our income.

CRITICAL ACCOUNTING POLICIES

General

The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. These actual results may differ from our estimates. The allowance for loan losses is considered our critical accounting estimate.

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

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended March 31, 2007 was $1.7 million. This is an increase of $18 thousand or 1.1% over the same period in 2006. The provision for income tax expense increased $9 thousand or 1.1% from $854 thousand for the first quarter of 2006 to $862 thousand for the same period in 2007. The return on assets decreased to 0.76% at March 31, 2007, compared to 0.98% for the first quarter of 2006. Return on equity was 9.61% and 13.51% for the first quarter of 2007 and 2006, respectively.

Interest and Dividend Income

Interest income totaled $15.8 million for the three months ended March 31, 2007, $4.4 million or 38.7% higher than the three months ended March 31, 2006. Interest and fees on loans comprise the vast majority of interest income with $15.0 million for the first three months of 2007. Interest income from securities increased by $161 thousand or 44.5% from the first quarter of 2006. Interest income on federal funds, the third major component of the Corporation’s interest income, increased $160 thousand or 99.1%. This is a direct result of the increased balances in federal funds sold, as our total deposit account balances have increased.

Interest Expense

Total interest expense for the three months ended March 31, 2007 was $7.5 million, $3.2 million or 72.9% higher than the three months ended March 31, 2006. Interest on deposits for the three-month period in 2007 increased by $2.6 million or 72.3% over the same period in 2006. This increase was attributable to the increased interest rates being paid on deposits, combined with the customer migration to higher-earning certificates of deposit. Interest on borrowings increased by $600 thousand or 81.0% over the same period last year. This increase in interest expense is a result of the issuance of additional trust preferred capital notes during the third and fourth quarters of 2006.

Net Interest Income

Net interest income for the three months ended March 31, 2007 was $8.3 million, $1.2 million or 17.6% higher than the three months ended March 31, 2006. This increase was the result of the combination of the growth in interest earning assets of $16.6 million and the increase in loan interest income. The net interest margin decreased 33 basis points to 4.07% for the three months ended March 31, 2007 from 4.40% for the same period of 2006.

Non-Interest Income

Total non-interest income for the three months ended March 31, 2007 was $1.4 million, an increase of $314 thousand or 27.9% over the 2006 amount of $1.1 million. Service charges on deposit accounts increased $21 thousand or 2.7% as a result of increased deposit account balances. Commissions and fees and other non-interest income increased $294 thousand, mostly as a result of higher secondary market fee income and ATM fees.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2007 was $7.1 million, $1.6 million or 28.1% higher than the three months ended March 31, 2006. The Corporation incurred $350 thousand in merger-related expenses, attributable to the pending merger with United. Additionally, salary expense increased $721 thousand or 22.9%, and occupancy expenses increased by $199 thousand, over the same period in 2006. This increase was mainly attributable to additional staffing related to the Albemarle branch network and additional branches opened during the last year, the expenses associated with opening additional branches and the costs involved in processing an increasing number of accounts and transactions.

FINANCIAL CONDITION

Total Assets

Total assets of the Corporation increased to $915.8 million at March 31, 2007 compared to $900.7 million at December 31, 2006, representing an increase of $15.1 million or 1.7%. Total loans at March 31, 2007, were $756.2 million, of which $618.6 million were loans secured by real estate. The remaining loans consisted of $97.9 million in commercial loans, $36.0 million in consumer installment loans and $3.7 million in all other loans. Net loans at March 31, 2007 increased $1.6 million or 0.2% from the December 31, 2006 amount of $747.4 million. The loan to deposit ratio was 102.8% at March 31, 2007 and 103.6% at December 31, 2006.

The investment portfolio decreased 4.0% to $38.5 million at March 31, 2007 compared to $40.1 million at December 31, 2006. Federal funds sold increased from $25.4 million at December 31, 2006, to $41.8 million at March 31, 2007. Total interest-earning assets increased by $16.6 million or 2.0% to $838.2 million at March 31, 2007 compared to $821.6 million at December 31, 2006.

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

The allowance for loan losses, at March 31, 2007, was $7.1 million. This is an increase of $3 thousand or 0.05% from December 31, 2006. This gives the Corporation a 0.94% allowance for loan losses to total loans. Management has completed an analysis on the reserve and feels the reserve is adequate.

Liabilities

Total deposits increased to $742.3 million at March 31, 2007, from $728.3 million at December 31, 2006, which is an increase of $14.0 million or 1.9%. Non-interest bearing deposits decreased from $96.6 million at December 31, 2006, to $95.5 million at March 31, 2007. This is a decrease of $1.1 million or 1.2% from December 31, 2006. During this period, interest bearing checking and savings accounts increased $11.7 million or 6.0% to $208.7 million. The amount of time deposits was $438.1 million at the end of the first quarter, reflecting an increase of $3.4 million or 0.8% over the end of the year. At March 31, 2007, non-interest bearing deposits represented 12.9% of total deposits as compared to 13.3% at year-end 2006. Low cost interest bearing deposits, including savings and interest bearing checking, were 28.1% of total deposits, up slightly from 27.0% at December 31, 2006. Time deposits represented 59.0% of total deposits at March 31, 2007, a slight decrease from 59.7% at year-end.

Shareholders' Equity

Total shareholders’ equity increased by $2.1 million or 3.0% from December 31, 2006 to March 31, 2007. The majority of this growth is due to a net profit of $1.7 million for the first three months of 2007. Stock options totaling $388 thousand were exercised. Accumulated other comprehensive income increased $22 thousand, net of tax. The primary capital to assets ratio was 8.0%.

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

CAPITAL RESOURCES

The Corporation’s risk-based capital position at March 31, 2007 was $74.5 million, or 9.78% of risk-weighted assets, for Tier 1 capital, and $102.2 million, or 13.4% for total risk based capital. Tier 1 capital consists primarily of common shareholders' equity and qualifying Trust Preferred Capital Notes. Total risk-based capital includes the allowance for loan losses in addition to total shareholders’ equity. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet items. Under current risk-based capital standards, all banks are required to have Tier 1 capital of at least 4% and a total capital ratio of 8%. The Corporation’s issuance of $6.2 million in trust preferred capital notes in the third quarter of 2003, $8.2 million in notes in the second quarter of 2005, $14.4 million in notes during the second quarter of 2006, and $10.3 million in notes during the fourth quarter of 2006 are included in total risk-based capital, and will serve as a long-term source of funding.

The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and commercial lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. There have been no material changes in these instruments from the amounts disclosed in the 2006 Form 10-K.

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

The following table represents the interest rate sensitivity on net income for the Corporation using different rate scenarios as of December 31, 2006. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2006 data, the latest date for which such data is available to the Corporation.

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

The following chart reflects the change in net market value by using December 31, 2006 data, over different rate environments with a one-year horizon. There have been no material changes in quantitative and qualitative disclosures about market risk since this information was developed using December 31, 2006 data, the latest date for which such data is available to the Corporation.

Change in Economic Value of Equity
Change in Prime Rate	(dollars in thousands)
+300 basis points	$(5,510)
+200 basis points	(4,950)
+100 basis points	(4,868)
Most Likely	(5,105)
-100 basis points	(4,137)
-200 basis points	(4,985)
-300 basis points	(8,823)

Item 4.	Controls and Procedures

The Corporation maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of March 31, 2007, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Corporation’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Corporation’s disclosure controls and procedures were effective.

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

As of the date of this report, there are no material changes to the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of the 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

2.1

Agreement and Plan of Reorganization, dated as of January 26, 2007, by and between United Bankshares, Inc. and Premier Community Bankshares, Inc., incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed January, 29, 2007 (File No. 0-18868).

3.1

Bylaws (as amended and restated in electronic format as of February 15, 2007), incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report Form 8-K filed February 22, 2007 (File No. 333-109656).

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

PREMIER COMMUNITY BANKSHARES, INC.

DATE:	5/8/07	/s/ Donald L. Unger

DONALD L. UNGER

PRESIDENT & CHIEF EXECUTIVE OFFICER

DATE:	5/8/07	/s/ John A. Willingham

JOHN A. WILLINGHAM

CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Reorganization, dated as of January 26, 2007, by and between United Bankshares, Inc. and Premier Community Bankshares, Inc., incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K filed January, 29, 2007 (File No. 0-18868).

3.1

Bylaws (as amended and restated in electronic format as of February 15, 2007), incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report Form 8-K filed February 22, 2007 (File No. 333-109656).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.